Form 10QSB
period 1996-12-31
ESCAGENETICS CORP
filed 1997-02-14
CIK 810370

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996
                               -------------------------------------------------

/ / Transition report under Section 13 or 15(d) of the Exchange Act

                   Commission file number   1-9431
                                         -----------------------

                               ESCAGENETICS CORPORATION
--------------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                                94-3012230
--------------------------------------------------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

Suite 605, 1075 Bellevue Way NE, Bellevue, WA 98004
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)

(206) 901-3595
--------------------------------------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

824 Bransten Road, San Carlos, CA 94070
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

    Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days Yes   No  X
                                                                     ---   ---

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes      No   X
                                                   -----   -----

    The number of shares outstanding of each of the issuer's classes of common stock was 73,402,516 shares of common stock, par value $.0001 per share, outstanding as at February 12, 1997.

                                       PART II
                                  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    An Order Finally Approving First Amended Disclosure Statement (as Supplemented by Disclosure Supplement) and Confirming Third Amended Plan of Reorganization (the "Plan") with respect to ESCAgenetics Corporation (the "Company") was entered by the United States Bankruptcy Court for the Northern District of California (the "Court") on July 10, 1996 and supplemented by order dated July 15, 1996. The Plan became effective on August 22, 1996.

    The Plan provided for the distribution of the Company's cash assets to its creditors. The Company retained its intellectual property and continued in business following consummation of the Plan. Pursuant to the Plan, all creditors of the Company, with the exception of Ultra, were paid in cash. The Plan provided for Ultra to be paid partly in stock and partly in cash.

    On August 22, 1996, also in accordance with the Plan, the Bylaws of the Company were amended to reduce the size of the Company's Board of Directors to two members; Michelle Kline and Kristi La-Band, who are employees of an affiliate of Ultra, became the sole directors of the Company; and Michelle Kline became president, vice president, secretary and treasurer of the Company. On October 10, 1996, in accordance with the Plan, the Company amended its Certificate of Incorporation to eliminate staggered terms for members of its Board of Directors.

    As of August 21, 1996, there were 7,342,516 shares of common stock of the Company outstanding held by 434 holders of record. On October 10, 1996, in accordance with the Plan, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 12 million to 100 million. On October 25, 1996, also in accordance with the Plan, the Company issued to Ultra 66,060,000 shares of its Common Stock. After such issuance, the total number of shares of the Company's Common Stock outstanding was 73,402,516.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On December 16, 1996, Ultra executed a stockholder consent for the purpose of amending and restating the Certificate of Incorporation of the Company and amending and restating the Bylaws of the Company, each as set forth in exhibits attached to a notice to stockholders dated December 6, 1996. The stockholder consent, and the amendment and restatement of the Bylaws, became effective on January 20, 1997. A certificate setting forth the amendments to and restatement of the Certificate of Incorporation approved by the stockholder has not yet been filed with the state of Delaware.

ITEM 5.  OTHER INFORMATION.

    The Company engaged Deloitte & Touche LLP on November 29, 1996 as the Company's independent accountants to report on the Company's financial statements commencing with the fiscal year ended March 31, 1995. The decision to retain Deloitte & Touche LLP was approved by the Company's Board of Directors.

    As reported in the Company's Form 8-K dated January 31, 1996, Ernst & Young LLP acted as the Company's independent accountants with regard to each of the fiscal years in the three-year period ended March 31, 1994 and resigned due to the filing of a Chapter 11 bankruptcy petition by the Company.

    On December 27, 1996, the Company contributed to the capital of its wholly-owned subsidiary, Potato Products International, Ltd., a Delaware corporation ("Potato Products") all of its assets, other than its common stock of PHYTOpharmaceuticals, Inc., a California corporation, SRE ESCAgenetics Corporation, a California corporation, and Potato Products, and its cash and cash equivalents. Subsequent to such capital contribution, the Company sold all of its common stock of Potato Products to an affiliate of Ultra , at a price of $87.50 per share, for an aggregate price of $175,000, which was paid on January 31, 1997.

    On November 1, 1996, the Company changed its principal place of business to Suite 605, 1075 Bellevue Way N.E., Bellevue, Washington 98004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

         2    Third Amended Plan of Reorganization

         3.1  Certificate of Incorporation

         3.2  Bylaws

    (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                      SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 13, 1997        ESCAGENETICS CORPORATION


                             By  /s/ Michelle Kline
                               ---------------------------------------
                                  Michelle Kline
                                  President and Treasurer
                                  (Principal Executive Officer and
                                  Principal Financial Officer)

PART I - ITEM 1 - FINANCIAL STATEMENTS


                      ESCAGENETICS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                        ASSETS

                                                         August 22, 1996        December 31,
                                                        (fresh start date)          1996
                                                        ------------------     --------------
Current assets:
  Cash on hand                                            $   159,000         $   195,000
  Receivable from sale
     of Potato Products International, Ltd.                                       175,000
  Receivable from disposition of assets                       158,000
  True Potato Seed inventory                                  124,000
                                                        ------------------     -------------

         Total assets                                      $  441,000         $   370,000
                                                        ------------------     -------------
                                                        ------------------     -------------


         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         August 22, 1996       December 31,
                                                        (fresh start date)         1996
                                                        ------------------     -------------
Current liabilities:
  Accounts payable                                                            $    14,000
  Due to pre-petition creditors                           $   317,000             192,000
  Due to GFL Ultra Fund, Ltd.                                                     135,000
                                                        ------------------     -------------

     Total liabilities                                        317,000             341,000
                                                        ------------------     -------------


Shareholders' equity:
  Common stock                                                  7,000               7,000
  Additional paid-in capital                                  117,000             117,000
  Retained earnings                                                               (95,000)
                                                        ------------------     -------------

     Total shareholders' equity                               124,000              29,000
                                                        ------------------     -------------

         Total liabilities and shareholders' equity       $   441,000         $   370,000
                                                        ------------------     -------------
                                                        ------------------     -------------

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ESCAGENETICS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED  STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                       For the Period from
                                                        August 22, 1996
                                                       (fresh start date)    For the Quarter
                                                              through             ended
                                                        December 31, 1996   December 31, 1996
                                                        -----------------   -----------------
Revenues:
  Gain on sale of Potato Products International, Ltd.   $      58,000       $      58,000
  Miscellaneous                                                 3,000               3,000
                                                        -----------------   -----------------

     Total revenues                                            61,000              61,000
                                                        -----------------   -----------------



Operating expenses:
  Accounting and legal                                         82,000              77,000
  General and administrative                                   44,000              34,000
  Consulting                                                   30,000              23,000
                                                        -----------------   -----------------

     Total expenses                                           156,000             134,000
                                                        -----------------   -----------------

Net loss                                                $     (95,000)      $     (73,000)
                                                        -----------------   -----------------
                                                        -----------------   -----------------

Net loss per share                                      $       (0.00)      $       (0.00)
                                                        -----------------   -----------------
                                                        -----------------   -----------------

Weighted average common stock outstanding                  73,402,516          73,402,516
                                                        -----------------   -----------------
                                                        -----------------   -----------------

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ESCAGENETICS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                      For the Period from
                                                        August 22, 1996
                                                       (fresh start date)      For the Quarter
                                                             through               ended
                                                        December 31, 1996      December 31, 1996
                                                      --------------------   --------------------
Cash flows used for operating activities:
  Net loss                                              $     (95,000)      $     (73,000)
  Adjustments to reconcile net loss to cash
    flows used in operating activities:
     (Increase) decrease in other current assets              107,000             (52,000)
     Decrease in accounts payable and amounts due
        to pre-petition creditors                            (111,000)             (9,000)
                                                      --------------------   --------------------

          Net cash used in operating activities               (99,000)           (134,000)
                                                      --------------------   --------------------


Cash flows provided by financing activities:
  Advances from GFL Ultra Fund, Ltd.                          135,000             105,000
                                                      --------------------   --------------------

         Net cash provided by financing activities            135,000             105,000
                                                      --------------------   --------------------

Net increase in cash                                           36,000             (29,000)

Cash - beginning                                              159,000             224,000
                                                      --------------------   --------------------

Cash - ending                                           $     195,000       $     195,000
                                                      --------------------   --------------------
                                                      --------------------   --------------------

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND FOR THE PERIOD
             FROM AUGUST 22, 1996 (FRESH START DATE) TO DECEMBER 31, 1996


1.  Unaudited information

The consolidated financial statements for the three months ended December 31, 1996 and for the period from August 22, 1996 (fresh start date) to December 31, 1996 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with management's discussion and analysis or plan of operation contained herein.

The Company did not file an Annual Report to Stockholders or an Annual Report on Form 10-K for the year ended March 31, 1996.

2.  Summary of significant accounting policies

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of ESCAgenetics Corporation and its wholly and majority owned subsidiaries, TPS Products Company, ESCA Chile LTDA, PHYTOpharmaceuticals, Inc. and SRE ESCAgenetics Corporation (the "Company") after elimination of all significant intercompany accounts and transactions. On October 9, 1996, TPS Products Company changed its name to Potato Products International, Ltd.

    OPERATIONS

    Formed in 1986, the Company was organized to develop and commercialize high-value, plant derived products for the agricultural and pharmaceutical markets. In January 1995, the Company scaled back its business activities and became largely a dormant business. In January 1996, the Company filed a bankruptcy petition for protection under Chapter 11 of the U.S. Bankruptcy Code.

    The Company proposed an amended plan of reorganization (the "Amended Plan of Reorganization") that was conditionally confirmed by the Bankruptcy Court on July 10, 1996 and became effective on August 22, 1996. Under the Amended Plan of Reorganization, GFL Ultra Fund, Ltd. ("Ultra"), a creditor holding approximately 59.5% of the Company's unsecured claims, received 90% of the Company's common stock and the right to 25% of the cash available to unsecured creditors. The remaining 10% of the Company's common stock remained owned by its previous shareholders

    The Company does not plan to continue the business activities that it previously conducted. It plans to pursue a business combination or other strategic transaction. No candidate for such a transaction has been identified.

    FRESH START REPORTING

    Paragraph 36 of AICPA Statement of Position 90-7 requires that the Company use "fresh start" reporting in connection with its bankruptcy filing and Ultra's acquisition of 90% of the Company's outstanding shares of common stock. The Company's balance sheet as of August 22, 1996, the effective date of the Plan of Reorganization, has been adjusted to reflect the current value of the Company's assets, liabilities and shareholders' equity as of that date. Fresh start reporting requires that purchase accounting principles be applied. This means that the operating statements of the "old" Company are not included in the financial statements of the "new" Company; that the "purchase price" (current value) must be allocated to the assets acquired and the liabilities assumed; and that retained earnings are fixed at zero. Consequently, these consolidated financial statements are not comparable and should not be compared to the Company's consolidated financial statements for any period prior to August 22, 1996.

    The current value was determined based on the costs Ultra incurred and the amount of cash from the unsecured creditor pool that it gave up in order to receive 90% of the Company's common stock. This value for 90% of the outstanding common stock was used to compute the value of 100% of the outstanding common stock of approximately $124,000 which was recorded as shareholders' equity in the Company's balance sheet as of August 22, 1996. This value was assigned to the Company's only significant remaining tangible asset, the inventory of true potato seed.

    Additionally, the "new" Company assumed the obligation to pay all proceeds from liquidations of assets generated prior to August 22, 1996, less administrative costs of the bankruptcy to the unsecured creditors of the "old" Company. Cash on hand, receivable from disposition of assets, and due to pre-petition creditors on the balance sheet at August 22, 1996 and December 31, 1996 represent this obligation and related assets from which it will be funded. Pre-petition creditors are divided into three categories 1) convenience claims, 2) general unsecured claims, and 3) Ultra. The convenience claims were unsecured claims approved by the Bankruptcy Court in the amount of $2,000 or less and were paid in full on September 13, 1996. General unsecured claims approved by the Bankruptcy Court totaled approximately $548,000 and are expected to be paid before the Company's fiscal year end on March 31, 1997 at a rate of approximately 24%. The remaining balance due to pre-petition creditors at December 31, 1996, reflects the amount of cash to be paid with respect to final administrative claims, the general unsecured claims and the Ultra claim, in final settlement of the Bankruptcy proceeding.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results and values could differ from those estimates.

    CASH ON HAND

    Cash on hand at August 22, 1996 and December 31, 1996 primarily represents cash held to pay pre-petition creditors and is held in interest bearing and non-interest bearing demand deposit accounts at a single financial institution.

    NET LOSS PER SHARE

    Net loss per share is calculated on the basis of weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation as their effect is antidilutive.

3.  Shareholders' equity

    COMMON AND PREFERRED STOCK

    On October 9, 1996, the Certificate of Incorporation of the Company was amended to authorize 101,000,000 shares of Common Stock with a par value of $.0001 per share and 1,000,000 shares of Preferred Stock with a par value of $.01 per share. This amendment was necessary to facilitate the issuance of 66,060,000 shares of Common Stock to Ultra as required by the Amended Plan of Reorganization. Ultra's shares were issued on October 25, 1996, but are reflected in the consolidated financial statements as issued on August 22, 1996, in accordance with the Amended Plan of Reorganization.

    Including Ultra's shares, there were 73,402,516 shares of Common Stock issued and outstanding at August 22, 1996 and December 31, 1996. No shares of Preferred Stock are outstanding.

    OPTIONS AND WARRANTS

    The Company had several employee and non-employee stock options plans. All of the plans were terminated prior to the effective date of the Amended Plan of Reorganization.

    At December 31, 1996, the Company had a total of 551,500 warrants outstanding. These warrants expire at various dates between February 1997 and July 1999 and have exercise prices ranging from $1.75 to $12.50 per share.

4.  Due to Ultra

As part of the Amended Plan of Reorganization, Ultra agreed to provide the Company with a line of credit with a minimum amount of $50,000 for post-reorganization business activities. The loan is convertible into equity at the rate of 130 shares per dollar at Ultra's option. Ultra has waived its right to receive interest on the amounts advanced through December 31, 1996.

5.  Sale of Potato Products International, Ltd.

On December 27, 1997, ESCAgenetics Corporation sold 100% of the common stock outstanding of Potato Products International, Ltd. to an affiliate of Ultra for $175,000 resulting in a gain to the Company of approximately $58,000. Prior to the sale, ESCAgenetics Corporation transferred to Potato Products International, Ltd. title to all of its tangible and intangible assets other than cash on hand and the stock of PHYTOpharmaceuticals, Inc., SRE ESCAgenetics Corporation and Potato Products International, Ltd. Cash was collected from the sale on January 31, 1997. The Company used the proceeds from the sale to repay amounts owed to Ultra for cash advances in the amount of approximately $135,000 and will use the balance of the cash to pay for the costs associated with pursuing a business combination or other strategic transaction.

6.  Income taxes

The Company has accumulated significant net operating loss carryforwards. Due to the change in the ownership of the Company and the nature of the Company's operations, the availability of the net operating loss carryforwards to offset future income is doubtful.

                      ESCAGENETICS CORPORATION AND SUBSIDIARIES
                                        10-QSB
                       FOR THE QUARTER ENDED DECEMBER 31, 1996

Part 1 - Item 2 - Management's Discussion and Analysis or Plan of Operation

The Company

Formed in 1986, the Company was organized to develop and commercialize high-value, plant derived products for the agricultural and pharmaceutical markets. The Company actively conducted its business between 1987 and the early part of 1995 and during this period of active operation, developed tissue culture vanilla, hybrid true potato seed, oil and date palm plantlets, high-solids tomatoes, improved cashew planting materials, corn hybrids and synthetic taxol (an anti-cancer drug). In January 1995, the Company scaled back its business activities and became largely a dormant business, when it laid off substantially all of its employees and commenced active efforts to solicit buyers for the Company's existing technologies. During 1995, the Company disposed of most of its technology rights including the rights to its corn
hybrids and synthetic taxol programs for approximately $1,050,000.   In January
1996, the Company filed a bankruptcy petition for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of the bankruptcy filing, the Company retained rights to certain plant extracts and related patents, its hybrid true potato seed inventory and related technology and patents and its date palm inventory and related technology and patents. The Company sold the plant extracts and related patents and its date palm inventory as part of the bankruptcy reorganization for approximately $148,000.

The Company proposed a plan of reorganization that called for an orderly liquidation of its property, and the distribution of the proceeds thereof to creditors pursuant to the priorities set forth in the Bankruptcy Code and other applicable law. Any unsold assets were to be abandoned to the Company, donated to charity, given away to third parties or destroyed and the Company was to become dormant or dissolved with no compensation to the shareholders.

After meeting with creditors, the Company proposed an amended plan of reorganization (the "Amended Plan of Reorganization") that was conditionally confirmed by the Bankruptcy Court on July 10, 1996 and became effective on August 22, 1996. Under the Amended Plan of Reorganization, GFL Ultra Fund, Ltd. ("Ultra") exchanged approximately $806,000 in convertible debentures, including accrued interest thereon (which amount represented approximately 59.5% of the Company's unsecured claims), for 25% of the cash available to unsecured creditors and 90% of the Company's common stock. The remaining 10% of the Company's common stock remained owned by its previous shareholders. The Company has only one class of equity securities outstanding. The Plan of Reorganization required all directors and officers of the Company to resign and to be replaced by persons designated by Ultra.

Future plans

The Company does not plan to continue the business activities that it previously conducted. It plans to pursue a business combination or other strategic transaction. No candidate for such a transaction has been identified. The Company believes its status as a public company may be attractive to a private company wishing to avoid an initial public offering but there is no guarantee that a business combination or other strategic transaction will be consummated. The Company is currently delinquent in its filings with the Securities and Exchange Commission and is taking steps to correct the delinquency. If the delinquency cannot be corrected due to excessive cost or for other reasons, the Company may not be a viable party for a business combination or other transaction.

Fresh start reporting

Paragraph 36 of AICPA Statement of Position 90-7 requires that the Company use "fresh start" reporting in connection with its bankruptcy filing and Ultra's acquisition of 90% of the Company's outstanding shares of common stock. The Company's balance sheet as of August 22, 1996, the effective date of the Plan of Reorganization, has been adjusted to reflect the current value of the Company as of that date. Fresh start reporting requires that purchase accounting principles be applied. This means that the operating statements of the "old" Company are not be included in the financial statements of the "new" Company; that the "purchase price" (current value) must be allocated to the assets acquired and the liabilities assumed; and that retained earnings are fixed at zero.

The purchase price was determined based on the costs Ultra incurred and the amount of cash from the unsecured creditor pool that it gave up in order to receive 90% of the Company's common stock. This value for 90% of the outstanding common stock was used to compute the value of 100% of the outstanding common stock which was recorded as shareholders' equity in the Company's balance sheet as of August 22, 1996. This value was assigned to the Company's only significant remaining tangible asset, the inventory of true potato seed. The Company's Bankruptcy Disclosure Statement placed a value of $150,000 on the inventory of true potato seed and the related technology and patents but the Company was unable to find a buyer for the inventory of true potato seed or the related technology and patents during the Bankruptcy proceeding at that or any other value.

Additionally, the "new" Company assumed the obligation to pay all liquidation proceeds generated prior to August 22, 1996, less administrative costs of the bankruptcy to the unsecured creditors of the "old" Company. Pre-petition creditors are divided into three categories 1) convenience claims, 2) general unsecured claims, and 3) Ultra. The Company had no secured creditors. The convenience claims were unsecured claims approved by the Bankruptcy Court in the amount of $2,000 or less and were paid in full on September 13, 1996. General unsecured claims approved by the Bankruptcy Court totaled approximately $548,000 and are expected to be paid before the Company's fiscal year end on March 31, 1997 at a rate of approximately 24%.

Sale of Potato Products International, Ltd.

On December 27, 1997, ESCAgenetics Corporation sold 100% of the common stock outstanding of its wholly owned subsidiary, Potato Products International, Ltd. (formerly known as TPS Products Company) to an affiliate of Ultra for $175,000 resulting in a gain to the Company of approximately $58,000. Prior to the sale, ESCAgenetics Corporation transferred to Potato Products International, Ltd. title to all of its tangible and intangible assets other than cash on hand and the stock of PHYTOpharmaceuticals, Inc. (an inactive majority owned subsidiary), SRE ESCAgenetics Corporation (an inactive wholly owned subsidiary) and Potato Products International, Ltd. The Company used the proceeds from the sale to repay amounts owed to Ultra for cash advances in the amount of approximately $135,000 and will use the balance of the cash to pay for the costs associated pursuing a business combination or other strategic transaction.

                                    EXHIBIT INDEX

EXHIBIT                                                                     PAGE

2             Third Amended Plan of Reorganization

3.1           Certificate of Incorporation

3.2           Bylaws