Form 10QSB
period 1996-09-30
ESCAGENETICS CORP
filed 1997-03-14
CIK 810370

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                              --------------------------------------------------

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

            Commission file number  1-9431
                                   ----------------------------------

                            ESCAGENETICS CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                                    94-3012230
--------------------------------------------------------------------------------
(State or Other Jurisdiction                            (I.R.S. Employer of
Incorporation or Organization)                          Identification No.)


Suite 605, 1075 Bellevue Way NE, Bellevue, WA 98004
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)

(206) 901-3595
--------------------------------------------------------------------------------
(Issuer's Telephone Number, Including Area Code)


     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes                      No       X
    -------------           -------------

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       X       No
                                                  -------------    -------------

     The number of shares outstanding of each of the issuer's classes of common stock was 73,402,516 shares of common stock, par value $.0001 per share, outstanding as at March 5, 1997.

PART I - ITEM 1 - FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                       August 22, 1996             September 30,
                                                       (fresh start date)              1996
                                                        ----------------           -------------
Current assets:
   Cash on hand                                                  $  159,000               $  224,000
   Receivable from disposition of assets                            158,000
   True Potato Seed inventory                                       124,000                  124,000
                                                                 ----------               ----------
      Total assets                                               $  441,000               $  348,000
                                                                 ----------               ----------
                                                                 ----------               ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       August 22, 1996             September 30,
                                                       (fresh start date)              1996
                                                        ----------------           -------------
Current liabilities:
   Due to pre-petition creditors                                 $  317,000               $  216,000
   Due to GFL Ultra Fund, Ltd.                                                                30,000
                                                                 ----------               ----------
      Total liabilities                                             317,000                  246,000
                                                                 ----------               ----------
Shareholders' equity:
   Common stock                                                       7,000                    7,000
   Additional paid-in capital                                       117,000                  117,000
   Retained earnings                                                                         (22,000)
                                                                 ----------               ----------
      Total shareholders' equity                                    124,000                  102,000
                                                                 ----------               ----------
         Total liabilities and shareholders' equity              $  441,000               $  348,000
                                                                 ----------               ----------
                                                                 ----------               ----------





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)






                                                            For the Period from
                                                              August 22, 1996
                                                            (fresh start date)
                                                                  through
                                                            September 30, 1996
                                                            ------------------

Operating expenses:
   Accounting and legal                                             $     5,000
   General and administrative                                            10,000
   Consulting                                                             7,000
                                                                    -----------
      Total expenses                                                     22,000
                                                                    -----------
Net loss                                                            $   (22,000)
                                                                    -----------
                                                                    -----------
Net loss per share                                                  $     (0.00)
                                                                    -----------
                                                                    -----------
Weighted average common stock outstanding                            73,402,516
                                                                    -----------
                                                                    -----------





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                            For the Period from
                                                              August 22, 1996
                                                            (fresh start date)
                                                                  through
                                                            September 30, 1996
                                                            ------------------

Cash flows used for operating activities:
   Net loss                                                        $    (22,000)
   Adjustments to reconcile net loss to cash flows used in
   operating activities:
      Decrease in other current assets                                  158,000
      Decrease in accounts payable and amounts due to
      pre-petition creditors                                           (101,000)
                                                                   ------------

         Net cash used in operating activities                           35,000
                                                                   ------------

Cash flows provided by financing activities:
   Advances from GFL Ultra Fund, Ltd.                                    30,000
                                                                   ------------
         Net cash provided by financing activities                       30,000
                                                                   ------------

Net increase in cash                                                     65,000
Cash - beginning                                                        159,000
                                                                   ------------
Cash - ending                                                      $    224,000
                                                                   ------------
                                                                   ------------





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FROM AUGUST 22, 1996 (FRESH START DATE) TO SEPTEMBER 30, 1996


1.     Unaudited information

The consolidated financial statements for the period from August 22, 1996 (fresh start date) to September 30, 1996 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for that period. The consolidated financial statements should be read in conjunction with management's discussion and analysis or plan of operation contained herein.

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

       FRESH START REPORTING

       Paragraph 36 of AICPA Statement of Position 90-7 requires that the Company use "fresh start" reporting in connection with its bankruptcy filing and Ultra's acquisition of 90% of the Company's outstanding shares of common stock. The Company' s balance sheet as of August 22, 1996, the effective date of the Plan of Reorganization, has been adjusted to reflect the current value of the Company's assets, liabilities and shareholders' equity as of that date. Fresh start reporting requires that purchase accounting principles be applied. This means that the operating statements of the "old" Company are not included in the financial statements of the "new" Company; that the "purchase price" (current value) must be allocated to the assets acquired and the liabilities assumed; and that retained earnings are fixed at zero. Consequently, these consolidated financial statements are not comparable and should not be compared to the Company's consolidated financial statements for any period prior to August 22, 1996.

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

       Additionally, the "new" Company assumed the obligation to pay all proceeds from liquidations of assets generated prior to August 22, 1996, less administrative costs of the bankruptcy to the unsecured creditors of the "old" Company. Cash on hand, receivable from disposition of assets, and due to pre-petition creditors on the balance sheet at August 22, 1996 and September 31, 1996 represent this obligation and related assets from which it will be funded. Pre-petition creditors are divided into three categories 1) convenience claims, 2) general unsecured claims, and 3) Ultra. The convenience claims were unsecured claims approved by the Bankruptcy Court in the amount of $2,000 or less and were paid in full on September 13, 1996. General unsecured claims approved by the Bankruptcy Court totaled approximately $548,000 and are expected to be paid at a rate of approximately 24%.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results and values could differ from those estimates.

       CASH ON HAND

       Cash on hand at August 22, 1996 and September 30, 1996 primarily represents cash held to pay pre-petition creditors and is held in interest bearing and non-interest bearing demand deposit accounts at a single financial institution.

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

       Including Ultra's shares, there were 73,402,516 shares of Common Stock issued and outstanding at August 22, 1996 and September 30, 1996. No shares of Preferred Stock are outstanding.

       OPTIONS AND WARRANTS

       The Company had several employee and non-employee stock options plans. All of the plans were terminated prior to the effective date of the Amended Plan of Reorganization.

       At September 31, 1996, the Company had a total of 551,500 warrants outstanding. These warrants expire at various dates between February 1997 and July 1999 and have exercise prices ranging from $1.75 to $12.50 per share.

4.     Due to Ultra

As part of the Amended Plan of Reorganization, Ultra agreed to provide the Company with a line of credit with a minimum amount of $50,000 for post-reorganization business activities. The loan is convertible into equity at the rate of 130 shares per dollar at Ultra's option. Ultra has waived its right to receive interest on the amounts advanced through September 30, 1996.

5.     Income taxes

The Company has accumulated significant net operating loss carryforwards. Due to the change in the ownership of the Company and the nature of the Company's operations, the availability of the net operating loss carryforwards to offset future income is doubtful.

6.     Subsequent event

On December 27, 1997, ESCAgenetics Corporation sold 100% of the common stock outstanding of Potato Products International, Ltd. to an affiliate of Ultra for $175,000. Prior to the sale, ESCAgenetics Corporation transferred to Potato Products International, Ltd. title to all of its tangible and intangible assets other than cash on hand and the stock of PHYTOpharmaceuticals, Inc., SRE ESCAgenetics Corporation and Potato Products International, Ltd. The Company used the proceeds from the sale to repay amounts owed to Ultra for cash advances and will use the balance of the cash to pay for the costs associated with pursuing a business combination or strategic transaction.

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES
                                     10-QSB
            FOR THE PERIOD FROM AUGUST 22, 1996 (FRESH START DATE) TO
                               SEPTEMBER 30, 1996


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

Fresh Start Reporting

Paragraph 36 of AICPA Statement of Position 90-7 requires that the Company use "fresh start" reporting in connection with its bankruptcy filing and Ultra' s acquisition of 90% of the Company's outstanding shares of common stock. The Company's balance sheet as of August 22, 1996, the effective date of the Plan of Reorganization, has been adjusted to reflect the current value of the Company as of that date. Fresh start reporting requires that purchase accounting principles be applied. This means that the operating statements of the "old" Company are not to be included in the financial statements of the "new" Company; that the "purchase price" (current value) must be allocated to the assets acquired and the liabilities assumed; and that retained earnings are fixed at zero.

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

Additionally, the "new" Company assumed the obligation to pay all liquidation proceeds generated prior to August 22, 1996, less administrative costs of the bankruptcy to the unsecured creditors of the "old" Company. Pre-petition creditors are divided into three categories 1) convenience claims, 2) general unsecured claims, and 3) Ultra. The Company had no secured creditors. The convenience claims were unsecured claims approved by the Bankruptcy Court in the amount of $2,000 or less and were paid in full on September 13, 1996. General unsecured claims approved by the Bankruptcy Court totaled approximately $548,000 and are expected to be paid at a rate of approximately 24%.

Subsequent event

On December 27, 1997, ESCAgenetics Corporation sold 100% of the common stock outstanding of its wholly owned subsidiary, Potato Products International, Ltd. (formerly known as TPS Products Company) to an affiliate of Ultra for $175,000. Prior to the sale, ESCAgenetics Corporation transferred to Potato Products International, Ltd. title to all of its tangible and intangible assets other than cash on hand and the stock of PHYTOpharmaceuticals, Inc. (an inactive majority owned subsidiary), SRE ESCAgenetics Corporation (an inactive wholly owned subsidiary) and Potato Products International, Ltd. The Company used the proceeds from the sale to repay amounts owed to Ultra for cash advances and will use the balance of the cash to pay for the costs associated with pursuing a business combination or other strategic transaction.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      The information required by this Item is incorporated by reference from
Item 1 of the Company's Form 10-QSB for the quarterly period ended December 31, 1996 previously filed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)    Exhibits

             27     Financial Data Schedule

      (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 1997               ESCAGENETICS CORPORATION


                                        By  /s/ Michelle Kline
                                           -------------------------------------
                                               Michelle Kline
                                               President and Treasurer
                                               (Principal Executive Officer and
                                               Principal Financial Officer)