Form 10QSB
period 1997-03-31
ESCAGENETICS CORP
filed 1999-01-12
CIK 810370

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997

     Commission file number 1-9431

                            ESCAGENETICS CORPORATION
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                               94-3012230
-------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

Suite 605, 1075 Bellevue Way NE, Bellevue, WA           98004
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

(206) 901-3595
-------------------------------------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X   No____

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X    No____

The number of shares of the issuer's common stock outstanding as of December 15, 1998 was 73,402,516 shares, par value $0.0001 per share.

                                     PART I

ITEM 1 - Financial Statements

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
-------------------------------------------------------------------------------



                                                                           March 31,
                                                                              1997
                                                                           ---------
                                     ASSETS
Current assets:
    Cash                                                                   $  13,000
                                                                           ---------

          Total assets                                                     $  13,000
                                                                           ---------
                                                                           ---------


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Accounts payable                                                       $  18,000
    Due to GLF Ultra Fund, Ltd.                                               12,000
                                                                           ---------

       Total liabilities                                                      30,000
                                                                           ---------

Shareholders' equity (deficiency):
    Preferred stock; $0.01 par value; 1,000,000 shares
      authorized; none issued or outstanding
    Common stock; $0.0001 par value; 101,000,000 shares
      authorized; 73,402,516 shares issued and outstanding                     7,000
    Additional paid-in capital                                               134,000
    Accumulated deficit                                                     (158,000)
                                                                           ---------

       Total shareholders' equity (deficiency)                               (17,000)
                                                                           ---------

          Total liabilities and shareholders' equity (deficiency)          $  13,000
                                                                           ---------
                                                                           ---------

                       SEE NOTES TO FINANCIAL STATEMENTS.

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
-------------------------------------------------------------------------------



                                                     Three months           Six months
                                                    ended March 31,        ended March 31,
                                                         1997                  1997
                                                    ------------           ------------
Revenues:
    Miscellaneous                                   $          0           $      3,000
                                                    ------------           ------------

Operating expenses:
    Accounting and legal                                  40,000                116,000
    General and administrative                             6,000                 30,000
                                                    ------------           ------------

       Total expenses                                     46,000                146,000
                                                    ------------           ------------

Net loss                                                 (46,000)              (143,000)

Accumulated deficit, beginning of period                (112,000)               (15,000)
                                                    ------------           ------------

Accumulated deficit, end of period                  $   (158,000)          $   (158,000)
                                                    ------------           ------------
                                                    ------------           ------------


Net loss per share                                  $      (0.00)          $      (0.00)
                                                    ------------           ------------
                                                    ------------           ------------

Weighted average common shares outstanding            73,402,516             73,402,516
                                                    ------------           ------------
                                                    ------------           ------------

                       SEE NOTES TO FINANCIAL STATEMENTS.

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
-------------------------------------------------------------------------------

                                                               Six months
                                                             ended March 31,
                                                                 1997
                                                             ---------------
Cash flows from operating activities:
    Net loss                                                     $(143,000)
    Adjustments to reconcile net loss to net cash flows
      used in operating activities:
       Changes in operating assets and liabilities:
          Accounts payable                                          18,000
          Amounts due to pre-petition creditors                   (216,000)
                                                                 ---------

              Net cash used in operating activities               (341,000)
                                                                 ---------

Cash flows from investing activities:
    Additional investment in Potato Products
      International, Ltd. prior to sale                            (27,000)
    Proceeds from sale of Potato Products
      International, Ltd.                                          175,000
                                                                 ---------

              Net cash provided by investing activities            148,000
                                                                 ---------

Cash flows from financing activities:
    Advances from GLF Ultra Fund, Ltd.                             117,000
    Repayments to GLF Ultra Fund, Ltd.                            (135,000)
                                                                 ---------

              Net cash used in financing activities                (18,000)
                                                                 ---------

Net decrease in cash                                              (211,000)

Cash at beginning of period                                        224,000
                                                                 ---------

Cash at end of period                                            $  13,000
                                                                 ---------
                                                                 ---------


                       SEE NOTES TO FINANCIAL STATEMENTS.

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1997

-------------------------------------------------------------------------------

1.   Unaudited information

     The consolidated financial statements for the three and six month periods ended March 31, 1997 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented.

     The Company did not file an Annual Report to Stockholders or an Annual Report on Form 10-K for the year ended March 31, 1996. Subsequent to the reorganization date, the Company adopted a September 30 fiscal year.

2.   Summary of significant accounting policies

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of ESCAgenetics Corporation (the "Company") and its majority and wholly owned subsidiaries, PHYTOpharmaceuticals, Inc. and SRE ESCAgenetics Corporation, after elimination of all significant intercompany accounts and transactions. The Company's subsidiaries did not have any significant operating activities during the periods presented.

     OPERATIONS

     Formed in 1986, the Company was organized to develop and commercialize high-value, plant-derived products for the agricultural and pharmaceutical markets. In January 1995, the Company scaled back its business activities and became largely a dormant business. In January 1996, the Company filed a bankruptcy petition for protection under Chapter 11 of the U.S. Bankruptcy Code.

     The Company proposed an amended plan of reorganization (the "Amended Plan of Reorganization") that was conditionally confirmed by the Bankruptcy Court on July 10, 1996, and became effective on August 22, 1996. Under the Amended Plan of Reorganization, GFL Ultra Fund, Ltd. ("Ultra"), a creditor holding approximately 59.5% of the Company's unsecured claims, received 90% of the Company's common stock and the right to 25% of the cash available to unsecured creditors. The remaining 10% of the Company's common stock remained owned by its previous shareholders. The bankruptcy proceeding was officially closed effective March 31, 1997.

     Currently, all operating expenses are being funded by Ultra through a line of credit (Note 4). During the three-month and six-month periods ended March 31, 1997, the Company paid $13,000 and $19,000, respectively, to an affiliate for general and administrative expenses consisting primarily of accounting and administrative services.

     The Company does not plan to continue the business activities that it previously conducted. It plans to pursue a business combination or other strategic transaction. No candidate for such a transaction has been identified. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Management believes Ultra will continue to fund expenditures until such time as a business combination or other strategic transaction is consummated.

     Because the achievement of these plans is dependent upon future events, there can be no assurance that future profitable operations will occur as planned.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results and values could differ from those estimates.

     FRESH START REPORTING

     Paragraph 36 of AICPA Statement of Position 90-7 requires that the Company use "fresh start" reporting in connection with its bankruptcy filing and Ultra's acquisition of 90% of the Company's outstanding shares of common stock. The Company's balance sheet as of August 22, 1996, the effective date of the Plan of Reorganization, has been adjusted to reflect the current value of the Company's assets, liabilities and shareholders' equity as of that date. Fresh start reporting requires that purchase accounting principles be applied. This means that the operating statements of the "old" Company are not included in the financial statements of the "new" Company; that the "purchase price" (current value) must be allocated to the assets acquired and the liabilities assumed; and that retained earnings are fixed at zero. The current value of $134,000 was assigned to the Company's only significant remaining tangible asset: the investment in Potato Products International, Ltd. (see Note 5). Consequently, these consolidated financial statements are not comparable to and should not be compared to the Company's consolidated financial statements for any periods prior to August 22, 1996.

     NET LOSS PER SHARE

     Net loss per share is calculated on the basis of weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation, as their effect is antidilutive.

3.   Shareholders' equity

     COMMON AND PREFERRED STOCK

     The Company has authorized 101,000,000 shares of Common Stock with a par value of $.0001 per share and 1,000,000 shares of Preferred Stock with a par value of $.01 per share. There were 73,402,516 shares of Common Stock issued and outstanding at March 31, 1997. No shares of Preferred Stock are outstanding.

     OPTIONS AND WARRANTS

     The Company had several employee and non-employee stock option plans. All of the plans were terminated prior to the effective date of the Amended Plan of Reorganization.

     At March 31, 1997, the Company had warrants for 467,500 shares outstanding. These warrants expire at various dates through July 1999 and have exercise prices ranging from $1.75 to $7.20 per share.


4.   Due to Ultra

     At March 31, 1997, the Company owed $12,000 to Ultra for loans provided to finance the Company's business activity. The loans are convertible into equity at the rate of 130 shares per dollar at Ultra's option. Ultra has waived its right to receive interest on the loans through March 31, 1997.


5.   Sale of Potato Products International, Ltd.

     On December 27, 1996, ESCAgenetics Corporation sold 100% of the common stock outstanding of Potato Products International, Ltd. ("PPI") to an affiliate of Ultra for $175,000. Prior to the sale, ESCAgenetics Corporation transferred to Potato Products International, Ltd. title to all of its tangible and intangible assets other than cash and cash equivalents and the stock of PHYTOpharmaceuticals, Inc., SRE ESCAgenetics Corporation and PPI. Cash was collected from the sale on January 31, 1997. Substantially all of the proceeds from the sale were used to repay amounts owed to Ultra.

     In its report for the quarter ended December 31, 1996, the Company incorrectly reported a gain of $58,000 on the sale of Potato Products International, Ltd. Had the investment in PPI been properly recorded at net realizable value on the "fresh start" date of August 22, 1996 (note 2), no gain or loss would have been recorded on the sale of PPI in December 1996. Based upon the subsequent sale, management determined that the fair value of PPI was understated by $58,000. Accordingly, the investment in PPI was retroactively adjusted to net realizable value at August 22, 1996. The effect of this adjustment was to eliminate the $58,000 gain and increase the loss previously reported in the quarter ended December 31, 1996.


6.   Income taxes

     The Company has accumulated significant net operating loss carryforwards. Subsequent to its August 22, 1996 reorganization date, the Company accumulated net operating loss carryforwards that are available to offset future taxable income, if any, through 2012. Due to the change in the ownership of the Company and the nature of the Company's operations, realization of the net operating loss carryforwards is remote. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at March 31, 1997.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Effective as of August 22, 1996 the Company was reorganized pursuant to a plan of reorganization that was confirmed by the US Bankruptcy Court. Fresh start reporting in accordance with AICPA Statement of Position 90-7 has been applied to the Company's balance sheet. All assets, liabilities and shareholders' equity accounts were adjusted to reflect their current value and retained earnings was set to zero as of the August 22, 1996 reorganization date. Since the reorganization date, the Company has adopted a September 30 fiscal year.

The Company has had no revenues from operations since the reorganization date. The Company does not plan to continue the business activities that it previously conducted. It plans to pursue a business combination or other strategic transaction. No candidate for such a transaction has been identified. The Company believes its status as a public company may be attractive to a private company wishing to avoid an initial public offering but there is no guarantee that a business combination or other strategic transaction will be consummated.

The Company expects to fund its expenses during fiscal 1997 with advances from its majority shareholder, GFL Ultra Fund, Ltd ("Ultra"). These advances are expected to total approximately $9,000 during fiscal 1997. The Company expects Ultra to continue to fund its expenses until a business combination or other strategic transaction is consummated. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Ultra or cannot be consummated due to excessive cost or for any other reason, Ultra will cease to advance funds to the Company.

The Company has no employees and no fixed assets. The Company does not anticipate hiring any employees or purchasing any assets until such time as a business combination or other strategic transaction is consummated or is imminent.

On December 27, 1997, the Company sold 100% of the common stock outstanding of its wholly owned subsidiary, Potato Products International, Ltd. (formerly known as TPS Products Company) to an affiliate of Ultra for $175,000. In its report on Form 10-QSB for the quarter ended December 31, 1996, the Company incorrectly reported a gain of $58,000 on this sale. Had the investment in Potato Products International, Ltd. been properly recorded at net realizable value on the August 22, 1996, reorganization date no gain or loss would have been recorded on the sale of Potato Products International, Ltd. in December 1996.


                                     PART II


ITEM 1 - Legal Proceedings

The Company's bankruptcy proceeding was officially closed effective March 31, 1997.


ITEM 2 - Changes in Securities and Use of Proceeds

None.

ITEM 3 - Defaults Upon Senior Securities

None.


ITEM 4 - Submission of Matters to a Vote of Security Holders

None.


ITEM 5 - Other Items

None.


ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

27.1     Financial Data Schedule

(b)  Forms 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION


By   /s/ Michelle Kline
   ------------------------
     Michelle Kline
     President and Treasurer
     (Principal Executive Officer and
     Principal Financial Officer)


Dated: January 12, 1999
       ---------------------