Form 10QSB
period 1997-06-30
ESCAGENETICS CORP
filed 1999-01-12
CIK 810370

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                                FORM 10-QSB

         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1997

         Commission file number 1-9431

                            ESCAGENETICS CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                      94-3012230
-------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

Suite 605, 1075 Bellevue Way NE, Bellevue, WA                              98004
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

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

                                   PART 1

Item 1 - Financial Statements

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

--------------------------------------------------------------------------------
                                                                     June 30,
                                                                       1997
                                                                   -----------
                              ASSETS

Current assets:
    Cash                                                            $   4,000
    Prepaid expenses                                                    1,000
                                                                    -----------

          Total assets                                              $   5,000
                                                                    ===========


        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Accounts payable                                                $   4,000
    Due to GLF Ultra Fund, Ltd.                                        32,000
                                                                    -----------

       Total liabilities                                               36,000
                                                                    -----------

Shareholders' equity (deficiency):
    Preferred stock; $0.01 par value; 1,000,000 shares
      authorized; none issued or outstanding
    Common stock; $0.0001 par value; 101,000,000 shares
      authorized; 73,402,516 shares issued and outstanding              7,000
    Additional paid-in capital                                        134,000
    Accumulated deficit                                              (172,000)
                                                                    -----------

       Total shareholders' equity (deficiency)                        (31,000)
                                                                    -----------

         Total liabilities and shareholders' equity (deficiency)    $   5,000
                                                                    ===========

                      SEE NOTES TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                                        Three months           Nine months
                                                                       ended June 30,         ended June 30,
                                                                            1997                   1997
                                                                      -----------------      -----------------
Revenues:
  Miscellaneous                                                        $             0        $         3,000
                                                                      -----------------      -----------------

Operating expenses:
  Accounting and legal                                                           9,000                125,000
  General and administrative                                                     5,000                 35,000
                                                                      -----------------      -----------------

    Total expenses                                                              14,000                160,000
                                                                      -----------------      -----------------

Net loss                                                                       (14,000)              (157,000)

Accumulated deficit, beginning of period                                      (158,000)               (15,000)
                                                                      -----------------      -----------------

Accumulated deficit, end of period                                     $      (172,000)       $      (172,000)
                                                                      =================      =================

Net loss per share                                                     $         (0.00)       $         (0.00)
                                                                      =================      =================

Weighted average common shares outstanding                                  73,402,516             73,402,516
                                                                      =================      =================

                      SEE NOTES TO FINANCIAL STATEMENTS

                      ESCAGENETICS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

------------------------------------------------------------------------------------------
                                                                            Nine months
                                                                           ended June 30,
                                                                                1997
                                                                         -----------------
Cash flows from operating activities:
  Net loss                                                               $       (157,000)
  Adjustments to reconcile net loss to net cash flows
    used in operating activities:
     Changes in operating assets and liabilities:
       Prepaid expenses                                                            (1,000)
       Accounts payable                                                             4,000
       Amounts due to pre-petition creditors                                     (216,000)
                                                                         -----------------

         Net cash used in operating activities                                   (370,000)
                                                                         -----------------

Cash flows from investing activities:
  Additional investment in Potato Products
    International, Ltd. prior to sale                                             (27,000)
  Proceeds from sale of Potato Products
    International, Ltd.                                                           175,000
                                                                         -----------------

          Net cash provided by investing activities                               148,000
                                                                         -----------------

Cash flows from financing activities:
  Advances from GLF Ultra Fund, Ltd.                                              137,000
  Repayments to GLF Ultra Fund, Ltd.                                             (135,000)
                                                                         -----------------

        Net cash provided by financing activities                                   2,000
                                                                         -----------------

Net decrease in cash                                                             (220,000)

Cash at beginning of period                                                       224,000
                                                                         -----------------

Cash at end of period                                                     $         4,000
                                                                         =================

                      SEE NOTES TO FINANCIAL STATEMENTS

                      ESCAGENETICS CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1997

--------------------------------------------------------------------------------

1.   Unaudited information

     The consolidated financial statements for the three and nine month periods ended June 30, 1997 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented.

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

     Currently, all operating expenses are being funded by Ultra through a line of credit (Note 4). During the three-month and six-month periods ended June 30, 1997, the Company paid $4,000 and $23,000, respectively, to an affiliate for general and administrative expenses consisting primarily of accounting and administrative services.

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

             FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1997

--------------------------------------------------------------------------------

2.   Summary of significant accounting policies (continued)

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

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

             FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1997

--------------------------------------------------------------------------------

3.   Shareholders' equity

     COMMON AND PREFERRED STOCK

     The Company has authorized 101,000,000 shares of Common Stock with a par value of $.0001 per share and 1,000,000 shares of Preferred Stock with a par value of $.01 per share. There were 73,402,516 shares of Common Stock issued and outstanding at June 30, 1997. No shares of Preferred Stock are outstanding.

     OPTIONS AND WARRANTS

     The Company had several employee and non-employee stock option plans. All of the plans were terminated prior to the effective date of the Amended Plan of Reorganization.

     At June 30, 1997, the Company had warrants for 467,500 shares outstanding. These warrants expire at various dates through July 1999 and have exercise prices ranging from $1.75 to $7.20 per share.


4.   Due to Ultra

     At June 30, 1997, the Company owed $32,000 to Ultra for loans provided to finance the Company's business activity. The loans are convertible into equity at the rate of 130 shares per dollar at Ultra's option. Ultra has waived its right to receive interest on the loans through June 30, 1997.


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

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

             FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1997

--------------------------------------------------------------------------------

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


6.   Income taxes

     The Company has accumulated significant net operating loss carryforwards. Subsequent to its August 22, 1996 reorganization date, the Company accumulated net operating loss carryforwards that are available to offset future taxable income, if any, through 2012. Due to the change in the ownership of the Company and the nature of the Company's operations, realization of the net operating loss carryforwards is remote. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at June 30, 1997.

ITEM 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

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


                                 PART II


ITEM 1 -- Legal Proceedings

None.


ITEM 2 -- Changes in Securities and Use of Proceeds

None.


ITEM 3 -- Defaults Upon Senior Securities

None.


ITEM 4 -- Submission of Matters to a Vote of Security Holders

None.


ITEM 5 -- Other Items

None.


ITEM 6 -- Exhibits and Reports on Form 8-K

(a)  Exhibits

27.1     Financial Data Schedule

(b)  Forms 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1997.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION


By    /s/ Michelle Kline
      ___________________________
      Michelle Kline
      President and Treasurer
      (Principal Executive Officer and
      Principal Financial Officer)


Dated: January 12, 1999
       _______________________