Form 10KSB
period 1997-09-30
ESCAGENETICS CORP
filed 1999-01-12
CIK 810370

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                ______________


                                 FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1997

                        Commission file number 1-9431


                          ESCAGENETICS CORPORATION
               ----------------------------------------------
               (Name of Small Business Issuer in Its Charter)


        Delaware                                      94-3012230
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


     Suite 605, 1075 Bellevue Way NE, Bellevue, WA                   98004
     ---------------------------------------------                 ----------
       (Address of Principal Executive Offices)                    (Zip Code)


                                (206) 901-3595
                 ------------------------------------------------
                 (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

     None

Securities registered under Section 12(g) of the Exchange Act:

     Common Stock, $0.0001 par value per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X       No
    -----        -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its fiscal year ended September 30, 1997 were $3,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $7,343 as of October 31, 1998 (no such transactions occurred after October 31, 1998).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   X       No
    -----        -----

The number of shares outstanding of the issuer's common stock as of December 15, 1998 was 73,402,516 shares.

Transitional Small Business Disclosure Format (check one):

Yes           No   X
    -----        -----


                                    PART I

ITEM 1 - Business Description

Formed in 1986, ESCAgenetics Corporation ("the Company") was organized to develop and commercialize high-value, plant derived products for the agricultural and pharmaceutical markets. The Company actively conducted its business between 1987 and the early part of 1995. In January 1995, the Company scaled back its business activities and became largely a dormant business. During 1995, the Company disposed of most of its technology rights including the rights to its corn hybrids and synthetic taxol programs. In January 1996, the Company filed a bankruptcy petition for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of the bankruptcy filing, the Company retained rights to certain plant extracts and related patents, its date palm inventory and related technology and patents and its hybrid true potato seed inventory and related technology and patents. The Company sold the plant extracts and related patents and its date palm inventory as part of the bankruptcy reorganization.

The Company's amended plan of reorganization (the "Amended Plan of Reorganization") was conditionally confirmed by the Bankruptcy Court on July 10, 1996 and became effective on August 22, 1996. Under the Amended Plan of Reorganization, GFL Ultra Fund, Ltd. ("Ultra"), the Company's largest debt holder, received 25% of the cash available to unsecured creditors and 90% of the Company's common stock. The remaining cash was distributed proportionately to the remaining unsecured creditors and the remaining 10% of the Company's common stock remained owned by its previous shareholders. The bankruptcy proceeding was officially closed effective March 31, 1997.

On December 27, 1996, the Company sold 100% of the common stock outstanding of its wholly owned subsidiary, Potato Products International, Ltd. (formerly known as TPS Products Company) to an affiliate of Ultra for $175,000. Prior to the sale, the Company transferred to Potato Products International, Ltd. title to all of its tangible and intangible assets other than cash on hand and the stock of PHYTOpharmaceuticals, Inc. (an inactive majority owned subsidiary), SRE ESCAgenetics Corporation (an inactive wholly owned subsidiary) and Potato Products International, Ltd. The Company used the proceeds from the sale to repay amounts owed to Ultra for cash advances and to pay for the costs associated with preparing the Company for a business combination or other strategic transaction.

With the exception of closing the bankruptcy proceeding and selling Potato Products International, Ltd., the Company has been dormant during the fiscal year ended September 30, 1997. The Company has had no employees since November 1996. The Company does not plan to continue the business activities that it previously conducted. It plans to pursue a business combination or other strategic transaction. No candidate for such a transaction has been identified. The Company believes its status as a public company may be attractive to a private company wishing to avoid an initial public offering but there is no guarantee that a business combination or other strategic transaction will be consummated.

The Company applied "fresh start" reporting in connection with its bankruptcy filing and Ultra's acquisition of 90% of the Company's outstanding shares of common stock. Accordingly, the Company's balance sheet as of August 22, 1996, the effective date of the Plan of Reorganization, was adjusted to reflect the current value of the Company as of that date. Fresh start reporting requires that purchase accounting principles be applied. This means that the operating statements of the "old" Company are not included in the financial statements of the "new" Company; that the "purchase price" (current value) must be allocated to the assets acquired and the liabilities assumed; and that retained earnings are fixed at zero.

The purchase price was determined based on the December 1997 sales price of Potato Products International, Inc. less the expenses incurred by the Company on behalf of that entity between the reorganization date and the date of sale.
This value, which amounted to $134,000, was assigned to the Company's investment in Potato Products International, Inc. The Company's bankruptcy disclosure statement placed a value of $150,000 on the inventory of true potato seed and the related technology and patents but the Company was unable to find a buyer for the inventory of true potato seed or the related technology and patents during the bankruptcy proceeding at that or any other value.


ITEM 2 - Description of Property

The Company leases approximately 200 square feet of storage space in Gilroy, California.


ITEM 3 - Legal Proceedings

None.


ITEM 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 1997.


                                    PART II

ITEM 5 - Market for Common Equity and Related Shareholder Matters

The Company's Common Stock trades under the symbol "ESNG" on the OTC Bulletin Board. The market for the Company's Common Stock is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Company's Common Stock since August 22, 1996 (reorganization date), as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


                                                       High     Low
                                                      ------   ------
      August 22, 1996 to September 30, 1996           $0.010   $0.005
      Fiscal 1997
        First Quarter                                  0.660    0.001
        Second Quarter                                 0.005    0.002
        Third Quarter                                  0.002    0.002
        Fourth Quarter                                 0.100    0.005

The number of shareholders of record as of August 21, 1996 was 434.

It is the present policy of the Company not to pay cash dividends. Any payment of cash dividends in the future will depend upon the amount of funds legally available for that purpose, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant.


ITEM 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Since the August 22, 1996 reorganization date, the Company has adopted a September 30 fiscal year.

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

The Company expects to fund its expenses during fiscal 1998 with advances from its majority shareholder, Ultra. These advances are expected to total approximately $15,000. The Company expects Ultra to continue to fund its expenses until a business combination or other strategic transaction is consummated. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Ultra or cannot be consummated due to excessive cost or for any other reason, Ultra will cease to advance funds to the Company.

The Company has no employees and no fixed assets. The Company does not anticipate hiring any employees or purchasing any assets until such time as a business combination or other strategic transaction is consummated or is imminent.


ITEM 7 - Financial Statements

The financial statements of the Company are included in this report commencing on page F-1.


ITEM 8 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On October 22, 1998, the Company engaged the firm of Bader Martin Ross & Smith, P.S. as its independent auditors for all periods subsequent to the reorganization date. The Company's Board of Directors has approved the engagement.

The Company had engaged Deloitte & Touche LLP on November 29, 1996 as the Company's independent auditors to report on the Company's financial statements for the fiscal years ended March 31, 1995 and March 31, 1996. These fiscal years ended prior to the August 22, 1996 bankruptcy reorganization date. The audits were not completed due to excessive cost resulting primarily from the lack of continuity of personnel and the fact that certain accounting records and inventory were located in Chile.

Deloitte & Touche LLP was notified of the change of auditors on December 18, 1998. There have been no disagreements with Deloitte & Touche LLP.

                                  PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


Executive Officers and Directors

The following table sets forth the name, age and position of each person who was serving as an executive officer or director of the Company at September 30, 1997:


          Name        Age                       Office
-----------------     ---     ------------------------------------------
Michelle Kline        39      President, Treasurer, Secretary, Director
Kristi J. La-Band     33      Director

Ms. Kline and Ms. La-Band were each appointed as an officer and/or director as of August 23, 1996 in accordance with the Company's Amended Plan of Reorganization. The Amended Plan of Reorganization required all directors and officers of the Company to resign and to be replaced by persons designated by Ultra. Ms. Kline and Ms. La-Band have been employees of Genesee Services Corp., an affiliate of Ultra, since 1990 and 1992, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports received by the Company, the Company believes that, during the fiscal year ended September
30, 1997 and prior fiscal years, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock, were complied with by such persons, except that (i) Ms. Kline filed late her initial report of beneficial ownership on Form 3, (ii) Ms. La-Band and Ultra did not file such reports, and (iii) none of such persons filed a Form 5 reporting the late filings.

ITEM 10 - Executive Compensation

The Company has had no employees since November 1996 and did not compensate its officer or directors during the fiscal year ended September 30, 1997. Their employer compensates Ms. Kline and Ms. La-Band for services rendered to their employer. No portion of their compensation is specifically attributable to their service as officer or director of the Company.


ITEM 11 - Security Ownership of Beneficial Owners and Management

The table below sets forth information as to the beneficial owner of record that was known by the Company to own beneficially more than 5% of the 73,402,516 shares of issued and outstanding Common Stock of the Company as of September 30, 1997.


Title of Class    Name and Address of       Amount and Nature of     Percent
                   Beneficial Owner         Beneficial Ownership     of Class
--------------    -------------------       --------------------     --------
Common Stock      GFL Ultra Fund Ltd.         66,060,000 shares         90%
                  Kaya Flamboyan 9
                  P.O. Box 812
                  Willemstad, Curacao
                  Netherlands Antilles

Neither Ms. Kline nor Ms. La-Band beneficially owns any shares of the Company or an interest in Ultra.


ITEM 12 - Certain Relationships and Related Transactions

At September 30, 1997, the Company owed $39,000 to Ultra for loans provided to finance the Company's business activities. The loans are convertible into equity at the rate of 130 shares per dollar at Ultra's option. Ultra has waived its right to receive interest on the loans through September 30, 1997.

During the fiscal year ended September 30, 1997, the Company paid $37,000 to an affiliate of Ultra for general and administrative expenses consisting primarily of accounting and administrative services.


ITEM 13 - Exhibits, Lists and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report


     Exhibit No.         Exhibit Title
     -----------         -------------
      3.1            *   Articles of incorporation
      3.2            *   By-laws
      16                 Letter on change in certifying accountant
      21                 Subsidiaries of registrant
      27.1               Financial Data Schedule

     * Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1996.

(b)  No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION


By         /s/ Michelle Kline
-----------------------------------------------
Michelle Kline, President

Dated: January 12, 1999
       ---------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By         /s/ Michelle Kline
   ----------------------------------------------
Michelle Kline, Principal Executive, Financial
and Accounting Officer and Director

Date   January 12, 1999
     ------------------------

By            /s/ Greg L. Key
   ----------------------------------------------
Greg L. Key, Director

Date   January 12, 1999
     ------------------------

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ESCAgenetics Corporation and Subsidiaries
Bellevue, Washington

We have audited the accompanying consolidated balance sheet of ESCAgenetics Corporation and Subsidiaries (the Company) as of September 30, 1997, and the related consolidated statements of operations and cash flows for the year ended September 30, 1997, and the period August 22, 1996 (fresh start date) to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESCAgenetics Corporation and Subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year ended September 30, 1997, and the period August 22, 1996, (fresh start date) to September 30, 1996, in conformity with generally accepted accounting principles.



BADER MARTIN ROSS & SMITH, P.S.
Seattle, Washington

December 18, 1998

                                     F1

                  ESCAGENETICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------

                                     ASSETS

Current assets:
  Cash                                                           $       0
                                                                 ---------

      Total assets                                               $       0
                                                                 ---------
                                                                 ---------


                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable                                               $   3,000
  Due to GLF Ultra Fund, Ltd.                                       39,000
                                                                 ---------

    Total liabilities                                               42,000
                                                                 ---------

Shareholders' equity (deficiency):
  Common stock                                                       7,000
  Additional paid-in capital                                       134,000
  Accumulated deficit                                             (183,000)
                                                                 ---------

    Total shareholders' equity (deficiency)                        (42,000)
                                                                 ---------

      Total liabilities and shareholders' equity (deficiency)    $       0
                                                                 ---------
                                                                 ---------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      F2

                  ESCAGENETICS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------

                                                                              For the period
                                                                             August 22, 1996
                                                                            (fresh start date)
                                                          Year ended              through
                                                         September 30,         September 30,
                                                             1997                   1996
                                                         -------------      -------------------
Revenues:
  Miscellaneous                                            $    3,000           $        0
                                                           ----------           ----------

Operating expenses:
  Accounting and legal                                        134,000                5,000
  General and administrative                                   37,000               10,000
                                                           ----------           ----------

    Total expenses                                            171,000               15,000
                                                           ----------           ----------

Net loss                                                     (168,000)             (15,000)

Accumulated deficit, beginning of year                        (15,000)                   0
                                                           ----------           ----------

Accumulated deficit, end of year                           $ (183,000)          $  (15,000)
                                                           ----------           ----------
                                                           ----------           ----------

Net loss per share                                         $    (0.00)          $    (0.00)
                                                           ----------           ----------
                                                           ----------           ----------

Weighted average common shares outstanding                 73,402,516           73,402,516
                                                           ----------           ----------
                                                           ----------           ----------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      F3

                  ESCAGENETICS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

                                                                              For the period
                                                                             August 22, 1996
                                                                            (fresh start date)
                                                          Year ended              through
                                                         September 30,         September 30,
                                                             1997                   1996
                                                         -------------      -------------------
Cash flows from operating activities:
  Net loss                                                 $(168,000)           $ (15,000)
  Adjustments to reconcile net loss to net cash flows
  provided by (used in) operating activities:
    Changes in operating assets and liabilities:
      Receivable from disposition of assets                                       158,000
      Accounts payable                                         3,000
      Amounts due to pre-petition creditors                 (216,000)            (101,000)
                                                           ---------            ---------
        Net cash provided by (used in) operating
          activities                                        (381,000)              42,000
                                                           ---------            ---------
Cash flows from investing activities:
  Additional investment in Potato Products
    International, Ltd. prior to sale                        (27,000)              (7,000)
  Proceeds from sale of Potato Products
    International, Ltd.                                      175,000
                                                           ---------            ---------

        Net cash provided by investing activities            148,000               (7,000)
                                                           ---------            ---------
Cash flows from financing activities:
  Advances from GLF Ultra Fund, Ltd.                         144,000               30,000
  Repayments to GLF Ultra Fund, Ltd.                        (135,000)
                                                           ---------            ---------

        Net cash provided by financing activities              9,000               30,000
                                                           ---------            ---------

Net increase (decrease) in cash                             (224,000)              65,000

Cash at beginning of year                                    224,000              159,000
                                                           ---------            ---------

Cash at end of year                                        $       0            $ 224,000
                                                           ---------            ---------
                                                           ---------            ---------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      F4

                  ESCAGENETICS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

1.   Summary of significant accounting policies

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

     Currently, all operating expenses are being funded by Ultra through a line of credit (Note 3). During the year ended September 30, 1997, the Company paid $37,000 to an affiliate for general and administrative expenses consisting primarily of accounting and administrative services.

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

                                       F5

                  ESCAGENETICS CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

1.   Summary of significant accounting policies (continued)

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results and values could differ from those estimates.

     FRESH START REPORTING

     Paragraph 36 of AICPA Statement of Position 90-7 requires that the Company use "fresh start" reporting in connection with its bankruptcy filing and Ultra's acquisition of 90% of the Company's outstanding shares of common stock. The Company's balance sheet as of August 22, 1996, the effective date of the Plan of Reorganization, has been adjusted to reflect the current value of the Company's assets, liabilities and shareholders' equity as of that date. Fresh start reporting requires that purchase accounting principles be applied. This means that the operating statements of the "old" Company are not included in the financial statements of the "new" Company; that the "purchase price" (current value) must be allocated to the assets acquired and the liabilities assumed; and that retained earnings are fixed at zero. The current value of $134,000 was assigned to the Company's only significant remaining tangible asset: the investment in Potato Products International, Ltd. (see Note 4). Consequently, these consolidated financial statements are not comparable to and should not be compared to the Company's consolidated financial statements for any periods prior to August 22, 1996.

     NET LOSS PER SHARE

     Net loss per share is calculated on the basis of weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation, as their effect is antidilutive.

2.   Shareholders' equity

     COMMON AND PREFERRED STOCK

     The Company has authorized 101,000,000 shares of Common Stock with a par value of $.0001 per share and 1,000,000 shares of Preferred Stock with a par value of $.01 per share. There were 73,402,516 shares of Common Stock issued and outstanding at September 30, 1997. No shares of Preferred Stock are outstanding.

                                      F6

                  ESCAGENETICS CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

2.   Shareholders' equity (continued)

     OPTIONS AND WARRANTS

     The Company had several employee and non-employee stock option plans. All of the plans were terminated prior to the effective date of the Amended Plan of Reorganization.

     At September 30, 1997, the Company had warrants for 467,500 shares outstanding. These warrants expire at various dates through July 1999 and have exercise prices ranging from $1.75 to $7.20 per share.


3.   Due to Ultra

     At September 30, 1997, the Company owed $39,000 to Ultra for loans provided to finance the Company's business activity. The loans are convertible into equity at the rate of 130 shares per dollar at Ultra's option. Ultra has waived its right to receive interest on the loans through September 30, 1997.


4.   Sale of Potato Products International, Ltd.

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

     In its financial statements for the quarter ended December 31, 1996, the Company incorrectly reported a gain of $58,000 on the sale of Potato Products International, Ltd. Had the investment in PPI Been properly recorded at net realizable value on the "fresh start" date of August 22, 1996 (note 1), no gain or loss would have been recorded on the sale of PPI in December 1996. Based upon the subsequent sale, management determined that the fair value of PPI Was understated. Accordingly, the investment in PPI was retroactively adjusted to net realizable value at August 22, 1996. The effect of this adjustment was to eliminate the gain and increase the loss previously reported in the quarter ended December 31, 1996 by $24,000 to a net loss of $97,000.

                                      F7

                  ESCAGENETICS CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

5.   Income taxes

     The Company has accumulated significant net operating loss carryforwards. Subsequent to its August 22, 1996 reorganization date, the Company accumulated net operating loss carryforwards of approximately $23,000 that are available to offset future taxable income, if any, through 2012. Due to the change in the ownership of the Company and the nature of the Company's operations, realization of the net operating loss carryforwards is remote. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at September 30, 1997.

                                      F8