Form 10QSB
period 1997-12-31
ESCAGENETICS CORP
filed 1999-01-12
CIK 810370

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended DECEMBER 31, 1997

     Commission file number 1-9431

                            ESCAGENETICS CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                94-3012230
--------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

Suite 605, 1075 Bellevue Way NE, Bellevue, WA              98004
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

                                                                            December 31,
                                                                                1997
                                                                            ------------
                                     ASSETS

Current assets:
    Cash                                                                     $   4,000
                                                                             ---------
          Total assets                                                       $   4,000
                                                                             ---------
                                                                             ---------

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Accounts payable                                                         $   3,000
    Due to GLF Ultra Fund, Ltd.                                                 49,000
                                                                             ---------
       Total liabilities                                                        52,000
                                                                             ---------
Shareholders' equity (deficiency):
    Preferred stock; $0.01 par value; 1,000,000 shares
      authorized; none issued or outstanding
    Common stock; $0.0001 par value; 101,000,000 shares
      authorized; 73,402,516 shares issued and outstanding                       7,000
    Additional paid-in capital                                                 134,000
    Accumulated deficit                                                       (189,000)
                                                                             ---------
       Total shareholders' equity (deficiency)                                 (48,000)
                                                                             ---------
          Total liabilities and shareholders' equity (deficiency)            $   4,000
                                                                             ---------
                                                                             ---------

                        SEE FOOTNOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
-------------------------------------------------------------------------------


                                                      Three months ended December 30,
                                                    -----------------------------------
                                                        1997                   1996
                                                    ------------           ------------
Revenues:
    Miscellaneous                                   $          0           $      3,000
                                                    ------------           ------------
Operating expenses:
    Accounting and legal                                   3,000                 76,000
    General and administrative                             3,000                 24,000
                                                    ------------           ------------
       Total expenses                                      6,000                100,000
                                                    ------------           ------------
Net loss                                                  (6,000)               (97,000)

Accumulated deficit, beginning of period                (183,000)               (15,000)
                                                    ------------           ------------
Accumulated deficit, end of period                  $   (189,000)          $   (112,000)
                                                    ------------           ------------
                                                    ------------           ------------
Net loss per share                                  $      (0.00)          $      (0.00)
                                                    ------------           ------------
                                                    ------------           ------------
Weighted average common shares outstanding            73,402,516             73,402,516
                                                    ------------           ------------
                                                    ------------           ------------


                        SEE FOOTNOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                Three months ended December 30,
                                                                -------------------------------
                                                                   1997                1996
                                                                 ---------           ---------
Cash flows from operating activities:
    Net loss                                                     $  (6,000)          $ (97,000)
    Adjustments to reconcile net loss to net cash flows
      used in operating activities:
       Changes in operating assets and liabilities:
          Accounts payable                                                              14,000
          Amounts due to pre-petition creditors                                        (24,000)
                                                                 ---------           ---------
              Net cash used in operating activities                 (6,000)           (107,000)
                                                                 ---------           ---------
Cash flows from investing activities:
    Additional investment in Potato Products
      International, Ltd. prior to sale                                                (27,000)
                                                                 ---------           ---------
              Net cash used in investing activities                      0             (27,000)
                                                                 ---------           ---------
Cash flows from financing activities:
    Advances from GLF Ultra Fund, Ltd.                              10,000             105,000
                                                                 ---------           ---------
              Net cash provided by financing activities             10,000             105,000
                                                                 ---------           ---------
Net increase (decrease) in cash                                      4,000             (29,000)

Cash at beginning of period                                              0             224,000
                                                                 ---------           ---------
Cash at end of period                                            $   4,000           $ 195,000
                                                                 ---------           ---------
                                                                 ---------           ---------


                        SEE FOOTNOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------


1.   Unaudited information

     The consolidated financial statements for the three month periods ended December 30, 1997 and 1996 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the September 30, 1997 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

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

The Company expects to fund its expenses during fiscal 1998 with advances from its majority shareholder, GFL Ultra Fund, Ltd. ("Ultra"). These advances are expected to total approximately $15,000 during fiscal 1998. The Company expects Ultra to continue to fund its expenses until a business combination or other strategic transaction is consummated. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Ultra or cannot be consummated due to excessive cost or for any other reason, Ultra will cease to advance funds to the Company.

The Company has no employees and no fixed assets. The Company does not anticipate hiring any employees or purchasing any assets until such time as a business combination or other strategic transaction is consummated or is imminent.



                                     PART II


ITEM 1 - Legal Proceedings

None.


ITEM 2 - Changes in Securities and Use of Proceeds

None.


ITEM 3 - Defaults Upon Senior Securities

None.


ITEM 4 - Submission of Matters to a Vote of Security Holders

None.

ITEM 5 - Other Items

None.


ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

27.1     Financial Data Schedule

(b)  Forms 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION


By  /s/ Michelle Kline
   -----------------------------
         Michelle Kline
         President and Treasurer
         (Principal Executive Officer and
         Principal Financial Officer)


Dated:  January 12, 1999
       -------------------------