Form 10QSB
period 1998-03-31
ESCAGENETICS CORP
filed 1999-01-12
CIK 810370

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

     Commission file number 1-9431


                           ESCAGENETICS CORPORATION
                ----------------------------------------------
                (Name of Small Business Issuer in Its Charter)


          Delaware                                    94-3012230
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


    Suite 605, 1075 Bellevue Way NE, Bellevue, WA                   98004
    ------------------------------------------------------------------------
      (Address of Principal Executive Offices)                    (Zip Code)


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

                                                                March 31,
                                                                  1998
                                                                ---------
                                     ASSETS

Current assets:
  Cash                                                          $       0
                                                                ---------
      Total assets                                              $       0
                                                                ---------
                                                                ---------

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable                                              $   1,000
  Due to GFL Ultra Fund, Ltd.                                      52,000
                                                                ---------
    Total liabilities                                              53,000
                                                                ---------

Shareholders' equity (deficiency):
  Preferred stock; $0.01 par value; 1,000,000 shares
    authorized; none issued or outstanding
  Common stock; $0.0001 par value; 101,000,000 shares
    authorized; 73,402,516 shares issued and outstanding            7,000
  Additional paid-in capital                                      134,000
  Accumulated deficit                                            (194,000)
                                                                ---------

    Total shareholders' equity (deficiency)                       (53,000)
                                                                ---------

      Total liabilities and shareholders' equity (deficiency)   $       0
                                                                ---------
                                                                ---------

                       SEE NOTE TO FINANCIAL STATEMENTS

                  ESCAGENETICS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)
-------------------------------------------------------------------------------


                                                         Three months ended March 31,    Six months ended March 31,
                                                         ----------------------------    --------------------------
                                                             1998           1997             1998          1997
                                                          ----------     ----------       ---------    ----------
Revenues:
  Miscellaneous                                           $        0     $        0       $        0    $    3,000
                                                          ----------     ----------       ----------    ----------

Operating expenses:
  Accounting and legal                                         2,000         40,000            5,000       116,000
  General and administrative                                   3,000          6,000            6,000        30,000
                                                          ----------     ----------       ----------    ----------

    Total expenses                                             5,000         46,000           11,000       146,000
                                                          ----------     ----------       ----------    ----------
                                                          ----------     ----------       ----------    ----------

Net loss                                                      (5,000)       (46,000)         (11,000)     (143,000)

Accumulated deficit, beginning of period                    (189,000)      (112,000)        (183,000)      (15,000)
                                                          ----------     ----------       ----------    ----------

Accumulated deficit, end of period                        $ (194,000)    $ (158,000)      $ (194,000)   $ (158,000)
                                                          ----------     ----------       ----------    -----------
                                                          ----------     ----------       ----------    -----------


Net loss per share                                        $    (0.00)    $    (0.00)      $    (0.00)   $    (0.00)
                                                          ----------     ----------       ----------    ----------
                                                          ----------     ----------       ----------    ----------

Weighted average common shares outstanding                73,402,516     73,402,516       73,402,516    73,402,516
                                                          ----------     ----------       ----------    ----------
                                                          ----------     ----------       ----------    ----------

                       SEE NOTE TO FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

-------------------------------------------------------------------------------


                                                            Six months ended March 31,
                                                            --------------------------
                                                              1998              1997
                                                            --------         ---------
Cash flows from operating activities:
  Net loss                                                  $(11,000)        $(143,000)
  Adjustments to reconcile net loss to net cash flows
    used in operating activities:
      Changes in operating assets and liabilities:
        Accounts payable                                      (2,000)           18,000
        Amounts due to pre-petition creditors                                 (216,000)
                                                            --------         ---------

          Net cash used in operating activities              (13,000)         (341,000)
                                                            --------         ---------

Cash flows from investing activities:
  Additional investment in Potato Products
    International, Ltd. prior to sale                                          (27,000)
  Proceeds from sale of Potato Products
    International, Ltd.                                                        175,000
                                                            --------         ---------

          Net cash provided by investing activities                0           148,000
                                                            --------         ---------

Cash flows from financing activities:
  Advances from GFL Ultra Fund, Ltd.                          13,000           117,000
  Repayments to GFL Ultra Fund, Ltd.                                          (135,000)
                                                            --------         ---------

          Net cash provided by (used in) financing
            activities                                        13,000           (18,000)
                                                            --------         ---------

Net decrease in cash                                               0          (211,000)

Cash at beginning of period                                        0           224,000
                                                            --------         ---------

Cash at end of period                                           $  0         $  13,000
                                                            --------         ---------
                                                            --------         ---------

                       SEE NOTE TO FINANCIAL STATEMENTS

                  ESCAGENETICS CORPORATION AND SUBSIDIARIES

                  NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------

1.  Unaudited information

    The consolidated financial statements for the three and six month periods ended March 31, 1998 and 1997 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the September 30, 1997 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

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

None.

ITEM 5 - Other Items

None.


ITEM 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

27.1  Financial Data Schedule

(b)   Forms 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION


By  /s/ Michelle Kline
    -----------------------------------
    Michelle Kline
    President and Treasurer
    (Principal Executive Officer and
    Principal Financial Officer)


Dated: January 12, 1999
       --------------------------