Form 10QSB
period 1998-06-30
ESCAGENETICS CORP
filed 1999-01-12
CIK 810370

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998

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

Yes  X   No
            ----

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X    No
             ----

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


                                                                                June 30,
                                                                                  1998
                                                                              --------------
                                      ASSETS
Current assets:
    Cash                                                                        $     1,000
                                                                              --------------

          Total assets                                                          $     1,000
                                                                              --------------
                                                                              --------------



                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Accounts payable                                                            $     2,000
    Due to GFL Ultra Fund, Ltd.                                                      54,000
                                                                              --------------

       Total liabilities                                                             56,000
                                                                              --------------

Shareholders' equity (deficiency):
    Preferred stock; $0.01 par value; 1,000,000 shares
      authorized; none issued or outstanding
    Common stock; $0.0001 par value; 101,000,000 shares
      authorized; 73,402,516 shares issued and outstanding                            7,000
    Additional paid-in capital                                                      134,000
    Accumulated deficit                                                            (196,000)
                                                                              --------------

       Total shareholders' equity (deficiency)                                      (55,000)
                                                                              --------------

          Total liabilities and shareholders' equity (deficiency)               $     1,000
                                                                              --------------
                                                                              --------------


                        SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
-------------------------------------------------------------------------------

                                                       Three months ended June 30,                  Nine months ended June 30,
                                                   ----------------------------------          ----------------------------------
                                                        1998                 1997                  1998                 1997
                                                   ------------          ------------          ------------          ------------
Revenues:
    Miscellaneous                                   $        0            $        0            $        0            $    3,000
                                                   ------------          ------------          ------------          ------------

Operating expenses:
    Accounting and legal                                                       9,000                 5,000               125,000
    General and administrative                           2,000                 5,000                 8,000                35,000
                                                   ------------          ------------          ------------          ------------

       Total expenses                                    2,000                14,000                13,000               160,000
                                                   ------------          ------------          ------------          ------------

Net loss                                                (2,000)              (14,000)              (13,000)             (157,000)

Accumulated deficit, beginning of period              (194,000)             (158,000)             (183,000)              (15,000)
                                                   ------------          ------------          ------------          ------------

Accumulated deficit, end of period                  $ (196,000)           $ (172,000)           $ (196,000)           $ (172,000)
                                                   ------------          ------------          ------------          ------------
                                                   ------------          ------------          ------------          ------------


Net loss per share                                  $    (0.00)           $    (0.00)           $    (0.00)           $    (0.00)
                                                   ------------          ------------          ------------          ------------
                                                   ------------          ------------          ------------          ------------

Weighted average common shares outstanding          73,402,516            73,402,516            73,402,516           73,402,5166
                                                   ------------          ------------          ------------          ------------
                                                   ------------          ------------          ------------          ------------

                           SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                   Nine months ended June 30,
                                                               ---------------------------------
                                                                   1998                  1997
                                                               -----------           -----------
Cash flows from operating activities:
    Net loss                                                    $ (13,000)            $(157,000)
    Adjustments to reconcile net loss to net cash flows
      used in operating activities:
       Changes in operating assets and liabilities:
          Prepaid expenses                                                               (1,000)
          Accounts payable                                         (1,000)                4,000
          Amounts due to pre-petition creditors                                        (216,000)
                                                               -----------           -----------

              Net cash used in operating activities               (14,000)             (370,000)
                                                               -----------           -----------

Cash flows from investing activities:
    Additional investment in Potato Products
      International, Ltd. prior to sale                                                 (27,000)
    Proceeds from sale of Potato Products
      International, Ltd.                                                               175,000
                                                               -----------           -----------

              Net cash provided by investing activities                 0               148,000
                                                               -----------           -----------

Cash flows from financing activities:
    Advances from GFL Ultra Fund, Ltd.                             15,000               137,000
    Repayments to GFL Ultra Fund, Ltd.                                                 (135,000)
                                                               -----------           -----------

              Net cash provided by financing activities            15,000                 2,000
                                                               -----------           -----------

Net decrease in cash                                                1,000              (220,000)

Cash at beginning of period                                             0               224,000
                                                               -----------           -----------

Cash at end of period                                           $   1,000             $   4,000
                                                               -----------           -----------
                                                               -----------           -----------


                          SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

       FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

--------------------------------------------------------------------------------

1.   Unaudited information

     The consolidated financial statements for the three and nine month periods ended June 30, 1998 and 1997 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted from these financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the September 30, 1997 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

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

None.

ITEM 5 - Other Items

None.


ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

27.1   Financial Data Schedule

(b)  Forms 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION


By /s/ Michelle Kline
   -------------------------------
         Michelle Kline
         President and Treasurer
         (Principal Executive Officer and
         Principal Financial Officer)


Dated:  January 12, 1999
       ---------------------------