Form 10KSB
period 1998-09-30
ESCAGENETICS CORP
filed 1999-01-12
CIK 810370

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1998

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

         Common Stock, $0.0001 par value per share.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X   No ____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year were $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $7,343 as of October 31, 1998 (no such transactions occurred after October 31, 1998).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No ____

The number of shares outstanding of the issuer's common stock as of December 15, 1998 was 73,402,516 shares.

Transitional Small Business Disclosure Format (check one): Yes ____  No  X


                                     PART I

ITEM 1 -- Business Description

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

The Company's amended plan of reorganization (the "Amended Plan of Reorganization") was conditionally confirmed by the Bankruptcy Court on July 10, 1996 and became effective on August 22, 1996. Under the Amended Plan of Reorganization, GFL Ultra Fund, Ltd. ("Ultra"), the Company's largest debt holder, received 25% of the cash available to unsecured creditors and 90% of the Company's common stock. The remaining cash was distributed proportionately to the remaining unsecured creditors and the remaining 10% of the Company's common stock remained owned by its previous shareholders. The bankruptcy proceeding was officially closed effective March 31, 1997. In July, 1998 Genesee Holdings, Inc. ("Holdings") acquired by merger all the assets of Ultra.

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

The Company has been dormant during the fiscal year ended September 30, 1998. The Company has had no employees since November 1996. The Company does not plan to continue the business activities that it conducted prior to its reorganization. It plans to pursue a business combination or other strategic transaction. No candidate for such a transaction has been identified. The Company believes its status as a public company may be attractive to a private company wishing to avoid an initial public offering but there is no guarantee that a business combination or other strategic transaction will be consummated.

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


ITEM 2 -- Description of Property

The Company leases approximately 200 square feet of storage space in Gilroy, California.

ITEM 3 -- Legal Proceedings

None.

ITEM 4 -- Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5 -- Market for Common Equity and Related Shareholder Matters

The Company's Common Stock trades under the symbol "ESNG" on the OTC Bulletin Board. The market for the Company's Common Stock is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Company's Common Stock during its last two fiscal years as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                     High        Low
                                                   ---------- ----------
     Fiscal 1997
         First Quarter                                0.6600     0.0010
         Second Quarter                               0.0050     0.0020
         Third Quarter                                0.0020     0.0020
         Fourth Quarter                               0.1000     0.0050
     Fiscal 1998
         First Quarter                                0.1000     0.0001
         Second Quarter                               0.0001     0.0001
         Third Quarter                                0.0050     0.0050
         Fourth Quarter                               0.0050     0.0010

The number of shareholders of record as of December 16, 1998 was 468.

It is the present policy of the Company not to pay cash dividends. Any payment of cash dividends in the future will depend upon the amount of funds legally available for that purpose, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant.


ITEM 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company expects to fund its expenses during fiscal 1999 with advances from its majority shareholder, Holdings. The Company expects Holdings to continue to fund its expenses until a business combination or other strategic transaction is consummated. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Holdings or cannot be consummated due to excessive cost or for any other reason, Holdings will cease to advance funds to the Company.

The Company has no employees and no fixed assets. The Company does not anticipate hiring any employees or purchasing any assets until such time as a business combination or other strategic transaction is consummated or is imminent.


ITEM 7 -- Financial Statements

The financial statements of the Company are included in this report commencing on page F-1.


ITEM 8 -- Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                    PART III


ITEM 9 -- Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth the name, age and position of each person who was serving as an executive officer or director of the Company at December 15, 1998:

              Name             Age                      Office
     ----------------------- -------- --------------------------------------------
     Michelle Kline            41     President, Treasurer, Secretary, Director
     Greg L. Key               33     Director

Ms. Kline was appointed as an officer and director as of August 23, 1996 in accordance with the Company's Amended Plan of Reorganization. The Amended Plan of Reorganization required all directors and officers of the Company to resign and to be replaced by persons designated by Ultra. Mr. Key was appointed as a director on October 9, 1998. Ms. Kline and Mr. Key have been employees of Genesee Services Corp., an affiliate of Holdings, since 1990.

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

Based solely on its review of the copies of such reports received by the Company, the Company believes that, during the fiscal year ended September 30, 1998 and prior fiscal years, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock, were complied with by such persons, except that (i) Holdings, Ms. Kline and Mr. Key filed late their initial reports of beneficial ownership on Form 3, (ii) Kristi J. La-Band, formerly a Director of the Company, and Ultra did not file such report, and
(iii) none of such persons filed a Form 5 reporting the late filings.

ITEM 10 -- Executive Compensation

The Company has had no employees since November 1996 and did not compensate its officer or directors during the fiscal year ended September 30, 1998. Their employer compensates Ms. Kline and Mr. Key for services rendered to their employer. No portion of their compensation is specifically attributable to their service as officer or director of the Company.


ITEM 11 -- Security Ownership of Beneficial Owners and Management

The table below sets forth information as to the beneficial owner of record that was known by the Company to own beneficially more than 5% of the 73,402,516 shares of issued and outstanding Common Stock of the Company as of December 15, 1998.


                         Name and Address of            Amount and Nature of    Percent
Title of Class             Beneficial Owner             Beneficial Ownership     of Class
---------------- ------------------------------------- ------------------------ -----------
 Common Stock    Genesee Holdings, Inc.                   66,060,000 shares        90%
                 c/o ESCAgenetics Corporation
                 Suite 605, 1075 Bellevue Way NE
                 Bellevue, WA  98004

Neither Ms. Kline nor Mr. Key beneficially owns any shares of the Company or an interest in Holdings.


ITEM 12 -- Certain Relationships and Related Transactions

At September 30, 1998 the Company owed $54,000 to Holdings for loans provided to finance the Company's business activities. The loans are convertible into equity at the rate of 130 shares per dollar at Holding's option. Holdings has waived its right to receive interest on the loans through September 30, 1998.

During the fiscal year ended September 30, 1998, the Company paid $1,000 to an affiliate of Holdings for general and administrative expenses consisting primarily of accounting services.


ITEM 13 -- Exhibits, Lists and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report

      Exhibit #           Exhibit Title
      ---------           -------------
      3.1           *     Articles of incorporation
      3.2           *     By-laws
      16            **    Letter on change in certifying accountant
      21                  Subsidiaries of registrant
      27.1                Financial Data Schedule

          * Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1996.
          ** Incorporated by reference to the Company's Form 10-KSB for the year ended September 30, 1997.

(b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION


By  /s/ Michelle Kline
   -------------------------
Michelle Kline, President

Dated:  January 12, 1999
       ---------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Michelle Kline
   -------------------------
Michelle Kline, Principal Executive, Financial
and Accounting Officer and Director

Date  January 12, 1999
     -----------------------


By  /s/ Greg L. Key
   -------------------------
Greg L. Key, Director

Date  January 12, 1999
     -----------------------

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ESCAgenetics Corporation and Subsidiaries
Bellevue, Washington

We have audited the accompanying consolidated balance sheet of ESCAgenetics Corporation and Subsidiaries (the Company) as of September 30, 1998, and the related consolidated statements of operations and cash flows for the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESCAgenetics Corporation and Subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




BADER MARTIN ROSS & SMITH, P.S.
Seattle, Washington

December 18, 1998


                                        F1

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1998

-------------------------------------------------------------------------------

                                    ASSETS
Current assets:
    Cash                                                                   $   1,000
                                                                           ---------
          Total assets                                                     $   1,000
                                                                           ---------
                                                                           ---------

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Accounts payable                                                       $   1,000
    Due to Genesee Holdings, Inc.                                             54,000
                                                                           ---------

       Total liabilities                                                      55,000
                                                                           ---------

Shareholders' equity (deficiency):
    Common stock                                                               7,000
    Additional paid-in capital                                               134,000
    Accumulated deficit                                                     (195,000)
                                                                           ---------

       Total shareholders' equity (deficiency)                               (54,000)
                                                                           ---------

          Total liabilities and shareholders' equity (deficiency)          $   1,000
                                                                           ---------
                                                                           ---------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                        F2

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------

                                                         Years ended September 30,
                                                    -----------------------------------
                                                       1998                    1997
                                                    ------------           ------------
Revenues:
    Miscellaneous                                   $          0           $      3,000
                                                    ------------           ------------
Operating expenses:
    Accounting and legal                                   5,000                134,000
    General and administrative                             7,000                 37,000
                                                    ------------           ------------

       Total expenses                                     12,000                171,000
                                                    ------------           ------------

Net loss                                                 (12,000)              (168,000)

Accumulated deficit, beginning of year                  (183,000)               (15,000)
                                                    ------------           ------------

Accumulated deficit, end of year                    $   (195,000)          $   (183,000)
                                                    ------------           ------------
                                                    ------------           ------------


Net loss per share                                  $      (0.00)          $      (0.00)
                                                    ------------           ------------
                                                    ------------           ------------

Weighted average common shares outstanding            73,402,516             73,402,516
                                                    ------------           ------------
                                                    ------------           ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                        F3

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

                                                                    Years ended September 30,
                                                                  -----------------------------
                                                                     1998                1997
                                                                  ---------           ---------
Cash flows from operating activities:
    Net loss                                                      $ (12,000)          $(168,000)
    Adjustments to reconcile net loss to net cash flows
      used in operating activities:
       Changes in operating assets and liabilities:
          Accounts payable                                           (2,000)              3,000
          Amounts due to pre-petition creditors                                        (216,000)
                                                                  ---------           ---------

              Net cash used in operating activities                 (14,000)           (381,000)
                                                                  ---------           ---------

Cash flows from investing activities:
    Additional investment in Potato Products
      International, Ltd. prior to sale                                                 (27,000)
    Proceeds from sale of Potato Products
      International, Ltd.                                                               175,000
                                                                  ---------           ---------

              Net cash provided by investing activities                   0             148,000
                                                                  ---------           ---------

Cash flows from financing activities:
    Advances from Genesee Holdings, Inc.                             15,000             144,000
    Repayments to Genesee Holdings, Inc.                                               (135,000)
                                                                  ---------           ---------

              Net cash provided by financing activities:             15,000               9,000
                                                                  ---------           ---------

Net increase (decrease) in cash                                       1,000            (224,000)

Cash at beginning of year                                                 0             224,000
                                                                  ---------           ---------

Cash at end of year                                               $   1,000           $       0
                                                                  ---------           ---------
                                                                  ---------           ---------

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

     OPERATIONS

     Formed in 1986, the Company was organized to develop and commercialize high-value, plant-derived products for the agricultural and pharmaceutical markets. In January 1995, the Company scaled back its business activities and became largely a dormant business. In January 1996, the Company filed a bankruptcy petition for protection under Chapter 11 of the U.S. Bankruptcy Code, and the Company's plan of reorganization became effective on August 22, 1996. The bankruptcy proceeding was officially closed effective March 31, 1997.

     Genesee Holdings, Inc. ("Holdings," a successor by merger to GFL Ultra Fund, Ltd.) owns ninety percent of the outstanding common stock of the Company. Currently, all operating expenses are being funded by Holdings through a line of credit (Note 3). During the years ended September 30, 1998 and 1997, the Company paid $1,000 and $37,000, respectively, to an affiliate for general and administrative expenses consisting primarily of accounting services.

     The Company does not plan to continue the business activities that it conducted prior to its reorganization. It plans to pursue a business combination or other strategic transaction. No candidate for such a transaction has been identified. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Management believes Holdings will continue to fund expenditures until such time as a business combination or other strategic transaction is consummated.

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


2.   Shareholders' equity

     COMMON AND PREFERRED STOCK

     The Company has authorized 101,000,000 shares of Common Stock with a par value of $.0001 per share and 1,000,000 shares of Preferred Stock with a par value of $.01 per share. There were 73,402,516 shares of Common Stock issued and outstanding at September 30, 1997 and 1998. No shares of Preferred Stock are outstanding.

     OPTIONS AND WARRANTS

     The Company had several employee and non-employee stock option plans. All of the plans were terminated prior to the effective date of the Amended Plan of Reorganization.

     At September 30, 1998, the Company had warrants for 280,000 shares outstanding. These warrants expire through July 1999 and have exercise prices ranging from $3.00 to $7.20 per share.


3.   Due to Holdings

     At September 30, 1998, the Company owed $54,000 to Holdings for loans provided to finance the Company's business activity. The loans are convertible into equity at the rate of 130 shares per dollar at Holdings' option. Holdings has waived its right to receive interest on the loans through September 30, 1998.


                                        F6

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

4.   Income taxes

     The Company has accumulated significant net operating loss carryforwards. Subsequent to its August 22, 1996 reorganization date, the Company accumulated net operating loss carryforwards of approximately $58,000 that are available to offset future taxable income, if any, through 2013. Due to the change in the ownership of the Company and the nature of the Company's operations, realization of the net operating loss carryforwards is remote. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at September 30, 1998.


                                       F7