Form 10QSB
period 1998-12-31
ESCAGENETICS CORP
filed 1999-03-22
CIK 810370

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549
                            FORM 10-QSB

         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1998

         Commission file number 1-9431


                            ESCAGENETICS CORPORATION
------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


Delaware                                               94-3012230
------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


Suite 605, 1075 Bellevue Way NE, Bellevue, WA                         98004
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


(206) 901-3595
------------------------------------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

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

The number of shares of the issuer's common stock outstanding as of March 1, 1999 was 73,402,516 shares, par value $0.0001 per share.

                                    PART I

ITEM 1 - Financial Statements

                     ESCAGENETICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                 December 31, 1998
                                                                                 -----------------

                                        ASSETS

Current assets:
  Cash                                                                               $   4,000
                                                                                     ---------

         Total assets                                                                $   4,000
                                                                                     ---------
                                                                                     ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Accounts payable                                                                   $  11,000
  Due to Genesee Holdings, Inc.                                                         65,000
                                                                                     ---------

        Total liabilities                                                               76,000
                                                                                     ---------

Shareholders' equity deficiency:
  Preferred stock; $0.01 par value; 1,000,000 shares
    authorized; none issued or outstanding
  Common stock; $0.0001 par value; 100,000,000 shares
    authorized; 73,402,516 shares issued and outstanding                                 7,000
  Additional paid-in capital                                                           134,000
  Accumulated deficit                                                                 (213,000)
                                                                                     ---------

         Total shareholders' equity deficiency                                         (72,000)
                                                                                     ---------

              Total liabilities and shareholders' equity deficiency                  $   4,000
                                                                                     ---------
                                                                                     ---------


See note to financial statements.

                     ESCAGENETICS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              Three months ended December 31,
                                                             --------------------------------
                                                                1998                   1997
                                                                ----                   ----
Miscellaneous revenue                                         $       0              $       0
                                                             ----------             ----------

Operating expenses:
  Accounting and legal                                           16,000                  3,000
  General and administrative                                      2,000                  3,000
                                                             ----------             ----------
         Total expenses                                          18,000                  6,000
                                                             ----------             ----------

Net loss                                                        (18,000)                (6,000)

Accumulated deficit, beginning of period                       (195,000)              (183,000)
                                                             ----------             ----------

Accumulated deficit, end of period                            $(213,000)             $(189,000)
                                                             ----------             ----------
                                                             ----------             ----------

Net loss per share                                            $   (0.00)             $   (0.00)
                                                             ----------             ----------
                                                             ----------             ----------

Weighted average common shares outstanding                   73,402,516             73,402,516
                                                             ----------             ----------
                                                             ----------             ----------

See note to financial statements.

                     ESCAGENETICS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three months ended December 31,
                                                                            --------------------------------
                                                                               1998                    1997
                                                                               ----                   ----
Cash flows from operating activities:
  Net loss                                                                  $(18,000)                $(6,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Changes in operating assets and liabilities:
        Accounts payable                                                      10,000
                                                                            --------                 -------

              Net cash used in operating activities                           (8,000)                 (6,000)
                                                                            --------                 -------

Net cash flows provided by financing activities from
  advances from Genesee Holdings, Inc.                                        11,000                  10,000
                                                                            --------                 -------

Net increase in cash                                                           3,000                   4,000

Cash at beginning of period                                                    1,000                       0
                                                                            --------                 -------

Cash at end of period                                                       $  4,000                 $ 4,000
                                                                            --------                 -------
                                                                            --------                 -------

See note to financial statements.

                  ESCAGENETICS CORPORATION AND SUBSIDIARIES

                  NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997

------------------------------------------------------------------------------


1.       Unaudited information
    The consolidated financial statements for the three month periods ended December 31, 1998 and 1997 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements. Accordingly, these consolidated financial statements should be read in conjunction with the September 30, 1998 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

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

The Company expects to fund its expenses during fiscal 1999 with advances from its majority shareholder, Genesee Holdings, Inc. ("Holdings"). These advances are expected to total approximately $30,000 during fiscal 1999. The Company expects Holdings to continue to fund its expenses until a business combination or other strategic transaction is consummated. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Holdings or cannot be consummated due to excessive cost or for any other reason, Holdings will cease to advance funds to the Company.

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

None.


ITEM 3 -- Defaults Upon Senior Securities

None.


ITEM 4 -- Submission of Matters to a Vote of Security Holders

On October 13, 1998, the holder of 66,060,000 shares of common stock of the Company, constituting approximately 90 percent of the outstanding shares of common stock of the Company as of that date, executed a stockholder consent for the purpose of amending the Restated Certificate of Incorporation of the Company. The amendment modified the provisions applicable to the Company's stock. Notice of the stockholder consent was sent on November 20, 1998 to the holders of record of common stock. Under the Company's Restated Certificate of Incorporation and Delaware law, the stockholder consent constitutes action by the stockholders of the Company as if such action were taken at a meeting of the stockholders of the Company.

ITEM 5 -- Other Items

None.


ITEM 6 -- Exhibits and Reports on Form 8-K

(a)  Exhibits

3        Restated Certificate of Incorporation

27.1     Financial Data Schedule

(b)  Forms 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1998.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION


By /s/ Michelle Kline
   ------------------------------------
       Michelle Kline
       President and Treasurer
       (Principal Executive Officer and
       Principal Financial Officer)

Dated: 3/17/99

                                                                   EXHIBIT 3

                   RESTATED CERTIFICATE OF INCORPORATION
                                    OF
                         ESCAGENETICS CORPORATION


                            A STOCK CORPORATION


                                   I.  NAME

      The name of the corporation is ESCAgenetics Corporation.

                                 II.  DURATION

      The corporation is organized under the General Corporation Law of Delaware and shall have perpetual existence.

                       III.  REGISTERED OFFICE AND AGENT

     The corporation's registered office in the state of Delaware shall be located at 1013 Centre Road, in the City of Wilmington, County of New Castle, Zip Code 19805. The registered agent in charge thereof shall be United States Corporation Company.

                                 IV.  PURPOSE

     The purpose of the corporation is to engage in any lawful act or activity for which corporations may be organized under the laws of the State of Delaware.

                          V.  STOCK AND STOCKHOLDERS

     5.1 The aggregate number of shares of stock that the corporation is authorized to issue is One Hundred and One Million (101,000,000), consisting of One Hundred Million (100,000,000) shares of Common Stock with a par value of One-One Hundredth of One Cent ($.0001) per share (the "Common Stock") and One Million (1,000,000) shares of Preferred Stock with a par value of One Cent ($.01) per share (the "Preferred Stock").

           5.1.1  PREFERRED STOCK

                  The Preferred Stock may be issued in one or more series at such time or times and for such consideration or considerations as the board of directors may determine. Each series shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. Except as may be expressly provided in this Certificate of Incorporation, including any certificate of designations for a series of Preferred Stock, different series of Preferred Stock shall not be construed to constitute different classes of shares for the purpose of voting by classes.

                  The board of directors is expressly authorized, subject to the limitations prescribed by law and the provisions of this Certificate of Incorporation, to provide for the issuance of all or any shares of the Preferred Stock in one or more series, each with such designations, preferences, voting powers (or no voting powers), relative, participating, optional or other special rights and privileges and such qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions adopted by the board of directors to create such series, and a certificate of designations setting forth a copy of said resolution or resolutions shall be filed in accordance with the General Corporation Law of the State of Delaware. The authority of the board of directors with respect to each such series shall include without limitation of the foregoing the right to specify the number of shares of each such series and to authorize an increase or decrease in such number of shares and the right to provide that the shares of each such series may be: (i) subject to redemption at such time or times and at such price or prices; (ii) entitled to receive dividends (which may be cumulative or non-cumulative) at such rates, on such conditions, and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or any other series; (iii) entitled to such rights upon the dissolution of, or upon any distribution of the assets of, the corporation;
(iv) convertible into, or exchangeable for, shares of any other class or classes of stock, or of any other series of the same or any other class or classes of stock of the corporation at such price or prices or at such rates of exchange, and with such adjustments, if any; (v) entitled to the benefit of such limitations, if any, on the issuance of additional shares of such series or shares of any other series of Preferred Stock; or (vi) entitled to such other preferences, powers, qualifications, rights and privileges, all as the board of directors may deem advisable and as are not inconsistent with law and the provisions of this Certificate of Incorporation.

           5.1.2  COMMON STOCK

                  (a) RELATIVE RIGHTS OF PREFERRED STOCK AND COMMON STOCK. All preferences, voting powers, relative, participating, optional or other special rights and privileges, and qualifications, limitations, or restrictions of the Common Stock are expressly made subject and subordinate to those that may be fixed with respect to any shares of the Preferred Stock.

                  (b) VOTING RIGHTS. Except as otherwise required by law or this Certificate of Incorporation, including any certificate of designations for a series of Preferred Stock, each holder of Common Stock shall have one vote in respect of each share of stock held by him of record on the books of the corporation for the election of directors and on all matters submitted to a vote of stockholders of the corporation.

                  (c) DIVIDENDS. Subject to the preferential rights of the Preferred Stock, the holders of shares of Common Stock shall be entitled to receive, when and if declared by the board of directors, out of the assets of the corporation which are by law available therefor, dividends payable either in cash, in property or in shares of capital stock.

                  (d) DISSOLUTION, LIQUIDATION OR WINDING UP. In the event of any dissolution, liquidation or winding up of the affairs of the corporation, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of the Preferred Stock, holders of Common Stock shall be entitled, unless otherwise provided by law or this Certificate of Incorporation, including any certificate of designations for a series of Preferred Stock, to receive all of the remaining assets of the corporation of whatever kind available for distribution to stockholders ratably in proportion to the number of shares of Common Stock held by them respectively.

     5.2 Stockholders of the corporation shall not have the right to cumulate votes with respect to elections of directors in the manner prescribed by Title 8, Section 214, of the General Corporation Law of Delaware.

     5.3 A quorum shall exist at any meeting of stockholders if a majority of the votes entitled to be cast is represented in person or by proxy. In the case of any meeting of stockholders that is adjourned more than once because of the failure of a quorum to attend, those who attend the third convening of such meeting, although less than a quorum, shall nevertheless constitute a quorum for the purpose of electing directors, provided that the percentage of shares represented at the third convening of such meeting shall not be less than one-third of the shares entitled to vote.

     5.4 Except in circumstances where special stockholder voting requirements are prescribed by applicable law, any contract, transaction, or act of the corporation or of any director or officer of the corporation that shall be authorized, approved or ratified by the affirmative vote of a majority of shares shall, insofar as permitted by law, be as valid and as binding as though ratified by every stockholder of the corporation.

     5.5 No stockholder of the corporation shall have, solely by reason of being a stockholder, any preemptive or preferential right or subscription right to any stock of the corporation or to any obligations convertible into stock of the corporation, or to any warrant or option for the purchase thereof, except to the extent provided by written agreement with the corporation.

     5.6 Special meetings of the stockholders for any purpose or purposes may be called at any time only by a majority of the Board of Directors or the Chairman of the Board (if one be appointed) or the President or one or more stockholders holding not less than twenty-five percent (25%) of all the shares entitled to be cast on any issue proposed to be considered at that meeting.

     5.7 The Board of Directors shall have the authority to issue shares of the capital stock of the corporation and the certificates therefor subject to such transfer restrictions and other limitations as it may deem necessary to promote compliance with applicable federal and state securities laws, and to regulate the transfer thereof in such manner as may be calculated to promote such compliance or for any other reasonable purpose.

                            VI.  BOARD OF DIRECTORS

     6.1 The number of directors of the corporation shall be fixed as provided in the Bylaws and may be changed from time to time by amending the Bylaws.

     6.2 The election of directors need not be by written ballot unless the Bylaws so provide.

     6.3 Subject to the limitations of the General Corporation Law of Delaware, and subject to the power of the stockholders of the corporation to change or repeal the Bylaws, the Board of Directors is expressly authorized to make, amend, or repeal the Bylaws of the corporation unless the stockholders in adopting, amending or repealing a particular bylaw have provided expressly that the Board of Directors may not amend or repeal that bylaw.

                             VII.  INDEMNIFICATION

     7.1 The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he or she is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner in which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

     7.2 The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his or her duty to the corporation unless and only to the extent that the Court of Chancery or the court in which such action, suit or proceeding was brought shall determine upon application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

     7.3 To the extent that a director, officer, employee or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Sections 7.1, and 7.2, or in defense of any claim, issue or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith.

     7.4 Any indemnification under Section 7.1 or 7.2 (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Section 7.1 or 7.2. Such determination shall be made (a) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (b) if such a quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (c) by the stockholders.

     7.5 Expenses (including attorneys' fees) incurred by an officer of director in defending a civil or criminal action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding as authorized in the manner provided in Section 7.4 upon receipt of an undertaking by or on behalf of such officer or director to repay such amount if it should be ultimately determined that such person is not entitled to be indemnified by the corporation as authorized in this Article or otherwise. Such expenses incurred by other employees and agents shall be so paid upon such terms and conditions, if any, as the Board of Directors deems appropriate.

     7.6 The indemnification and advancement of expenses provided by or granted pursuant to the other Sections of this Article shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person. The indemnification powers of the corporation shall be as broad as is allowed under applicable law.

     7.7 Upon the majority vote of a quorum of the Board of Directors, the corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, trustee, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation shall have indemnified him or her against such liability under the provisions of this Article.

                          VIII.  DIRECTOR LIABILITY

     To the fullest extent permitted by the General Corporation Law of Delaware, as it exists on the date hereof or may hereafter be amended, a director of this corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director. Any amendment to or repeal of this Article shall not adversely affect a director of the corporation with respect to any conduct of such director occurring prior to such amendment or repeal.

                              IX.  MISCELLANEOUS

     9.1 Whenever a compromise or arrangement is proposed between this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this corporation under the provisions of section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of section 279 of Title 8 of the Delaware Code, order a meeting of the creditors or corporation, as the case may be, to be summoned in such manner as the said court directors. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

     9.2 Except as otherwise provided in this Certificate, as amended from time to time, the corporation reserves the right to amend, alter, change, or repeal any provision contained in this Certificate in any manner now or hereafter prescribed or permitted by statute. All rights, powers, privileges and discretionary authority granted or conferred upon stockholders or directors in this Certificate are granted subject to this reservation. A stockholder of the corporation does not have a vested property right resulting from any provision of this Certificate of Incorporation.

     9.3 The corporation shall have authority to correct clerical errors in any documents filed with the Secretary of State of Delaware, including this Certificate or any amendments hereto, without the necessity of special stockholder approval of such corrections.