Form 10QSB
period 1999-03-31
ESCAGENETICS CORP
filed 1999-05-10
CIK 810370

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999
                                        --------------

         Commission file number 1-9431
                                ------

                            ESCAGENETICS CORPORATION
------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

  Delaware                                           94-3012230
  ----------------------------------------------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or Organization)

         Suite 605, 1075 Bellevue Way NE, Bellevue, WA         98004
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

The number of shares of the issuer's common stock outstanding as of May 1, 1999 was 73,402,516 shares, par value $0.0001 per share.

                                     PART 1

ITEM 1 - Financial Statements

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
------------------------------------------------------------------------------


                                                                           March 31,
                                                                             1999
                                                                           ---------
                                     ASSETS
Current assets:
  Cash                                                                     $   2,000
                                                                           ---------

      Total assets                                                         $   2,000
                                                                           ---------
                                                                           ---------

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable                                                         $   7,000
  Due to GFL Ultra Fund, Ltd.                                                 98,000
                                                                           ---------

      Total liabilities                                                      105,000
                                                                           ---------

Shareholders' equity (deficiency):
  Preferred stock; $0.01 par value; 1,000,000 shares
    authorized; none issued or outstanding
  Common stock; $0.0001 par value; 101,000,000 shares
    authorized; 73,402,516 shares issued and outstanding                       7,000
  Additional paid-in capital                                                 134,000
  Accumulated deficit                                                       (244,000)
                                                                           ---------

      Total shareholders' equity (deficiency)                               (103,000)
                                                                           ---------

        Total liabilities and shareholders' equity (deficiency)            $   2,000
                                                                           ---------
                                                                           ---------

                        SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
--------------------------------------------------------------------------------


                                             Three months ended March 31,     Six months ended March 31,
                                             ----------------------------    ----------------------------
                                                 1999           1998             1999            1998
                                             ------------    ------------    ------------    ------------
Revenues:
  Miscellaneous                              $          0    $          0    $          0    $          0
                                             ------------    ------------    ------------    ------------

Operating expenses:
  Accounting and legal                             19,000           2,000          35,000           5,000
  General and administrative                       12,000           3,000          14,000           6,000
                                             ------------    ------------    ------------    ------------

    Total expenses                                 31,000           5,000          49,000          11,000
                                             ------------    ------------    ------------    ------------

Net loss                                          (31,000)         (5,000)        (49,000)        (11,000)

Accumulated deficit, beginning of period         (213,000)       (189,000)       (195,000)       (183,000)
                                             ------------    ------------    ------------    ------------

Accumulated deficit, end of period           $   (244,000)   $   (194,000)   $   (244,000)   $   (194,000)
                                             ------------    ------------    ------------    ------------
                                             ------------    ------------    ------------    ------------

Net loss per share                           $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                             ------------    ------------    ------------    ------------
                                             ------------    ------------    ------------    ------------

Weighted average common shares outstanding     73,402,516      73,402,516      73,402,516      73,402,516
                                             ------------    ------------    ------------    ------------
                                             ------------    ------------    ------------    ------------

                        SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
--------------------------------------------------------------------------------


                                                          Six months ended March 31,
                                                          --------------------------
                                                              1999         1998
                                                          -----------   -----------
Cash flows from operating activities:
  Net loss                                                 $(49,000)     $(11,000)
  Adjustments to reconcile net loss to net cash flows
    used in operating activities:
    Changes in operating assets and liabilities:
      Accounts payable                                        6,000        (2,000)
                                                             --------    --------

        Net cash used in operating activities               (43,000)      (13,000)
                                                             --------    --------

Cash flows from financing activities:
  Advances from GFL Ultra Fund, Ltd.                          44,000       13,000
                                                             --------    --------

        Net cash provided by (used in) financing
          activities                                          44,000       13,000
                                                             --------    --------

Net increase in cash                                           1,000            0

Cash at beginning of period                                    1,000            0
                                                             --------    --------

Cash at end of period                                        $ 2,000     $      0
                                                             --------    --------
                                                             --------    --------


                        SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

--------------------------------------------------------------------------------

1.    Unaudited information

      The consolidated financial statements for the three and six month periods ended March 31, 1999 and 1998 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the September 30, 1998 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

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

The Company expects to fund its expenses during fiscal 1999 with advances from its majority shareholder, Genesee Holdings, Inc. ("Holdings"). These advances are expected to total approximately $50,000 during fiscal 1999. The Company expects Holdings to continue to fund its expenses until a business combination or other strategic transaction is consummated. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Holdings or cannot be consummated due to excessive cost or for any other reason, Holdings will cease to advance funds to the Company.

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

None.

ITEM 5 - Other Items

None.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

27.1        Financial Data Schedule

(b)  Forms 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION

By
     -----------------------------------
        Michelle Kline
        President and Treasurer
        (Principal Executive Officer and
        Principal Financial Officer)

Dated:
        --------------------------------