Form 10QSB
period 1999-06-30
ESCAGENETICS CORP
filed 1999-07-22
CIK 810370

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended JUNE 30, 1999

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

The number of shares of the issuer's common stock outstanding as of July 20, 1999 was 73,402,516 shares, par value $0.0001 per share.

                                         PART 1

ITEM 1 - Financial Statements

                       ESCAGENETICS CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                                      (Unaudited)

--------------------------------------------------------------------------------------------------------------



                                                                                                  June 30,
                                                                                                    1999
                                                                                                --------------
                                        ASSETS
Current assets:
     Cash                                                                                       $            0
                                                                                                --------------

           Total assets                                                                         $            0
                                                                                                --------------
                                                                                                --------------



                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable                                                                           $        4,000
     Due to Genesee Holdings, Inc.                                                                     107,000
                                                                                                --------------

         Total liabilities                                                                             111,000
                                                                                                --------------

Shareholders' equity (deficiency):
     Preferred stock; $0.01 par value; 1,000,000 shares
       authorized; none issued or outstanding
     Common stock; $0.0001 par value; 101,000,000 shares
       authorized; 73,402,516 shares issued and outstanding                                              7,000
     Additional paid-in capital                                                                        134,000
     Accumulated deficit                                                                              (252,000)
                                                                                                --------------

        Total shareholders' equity (deficiency)                                                       (111,000)
                                                                                                --------------

               Total liabilities and shareholders' equity (deficiency)                          $            0
                                                                                                --------------
                                                                                                --------------




                         SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------



                                                            Three months ended June 30,              Nine months ended June 30,
                                                        -----------------------------------     -----------------------------------
                                                               1999               1998                 1999               1998
                                                        ----------------   ----------------     ----------------   ----------------
Revenues:
     Miscellaneous                                      $              0   $              0     $              0   $              0
                                                        ----------------   ----------------     ----------------   ----------------

Operating expenses:
     Accounting and legal                                          2,000                                  37,000              5,000
     General and administrative                                    6,000              2,000               20,000              8,000
                                                        ----------------   ----------------     ----------------   ----------------

        Total expenses                                             8,000              2,000               57,000             13,000
                                                        ----------------   ----------------     ----------------   ----------------

Net loss                                                          (8,000)            (2,000)             (57,000)           (13,000)

Accumulated deficit, beginning of period                        (244,000)          (194,000)            (195,000)          (183,000)
                                                        ----------------   ----------------     ----------------   ----------------

Accumulated deficit, end of period                      $       (252,000)  $       (196,000)    $       (252,000)  $       (196,000)
                                                        ----------------   ----------------     ----------------   ----------------
                                                        ----------------   ----------------     ----------------   ----------------



Net loss per share                                      $          (0.00)  $          (0.00)    $          (0.00)  $          (0.00)
                                                        ----------------   ----------------     ----------------   ----------------
                                                        ----------------   ----------------     ----------------   ----------------

Weighted average common shares outstanding                    73,402,516         73,402,516           73,402,516         73,402,516
                                                        ----------------   ----------------     ----------------   ----------------
                                                        ----------------   ----------------     ----------------   ----------------


                         SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------




                                                                            Nine months ended June 30,
                                                                      ----------------------------------------
                                                                            1999                   1998
                                                                      -----------------      -----------------
Cash flows from operating activities:
     Net loss                                                         $         (57,000)     $         (13,000)
     Adjustments to reconcile net loss to net cash flows
       used in operating activities:
        Changes in operating assets and liabilities:
           Accounts payable                                                       3,000                 (1,000)
                                                                      -----------------      -----------------

              Net cash used in operating activities                             (54,000)               (14,000)
                                                                      -----------------      -----------------

Cash flows from financing activities:
     Advances from Genesee Holdings, Inc.                                        53,000                 15,000
                                                                      -----------------      -----------------

              Net cash provided by financing activities                          53,000                 15,000
                                                                      -----------------      -----------------

Net decrease in cash                                                             (1,000)                 1,000

Cash at beginning of period                                                       1,000                      0
                                                                      -----------------      -----------------

Cash at end of period                                                 $               0      $           1,000
                                                                      -----------------      -----------------
                                                                      -----------------      -----------------



                         SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

-------------------------------------------------------------------------------


1.   Unaudited information

     The consolidated financial statements for the three and nine month periods ended June 30, 1999 and 1998 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the September 30, 1998 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

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

The Company expects to fund its expenses during fiscal 1999 with advances from its majority shareholder, Genesee Holdings, Inc. ("Holdings"). These advances are expected to total approximately $60,000 during fiscal 1999. The Company expects Holdings to continue to fund its expenses until a business combination or other strategic transaction is consummated. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Holdings or cannot be consummated due to excessive cost or for any other reason, Holdings will cease to advance funds to the Company.

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

None.

ITEM 5 - Other Items

None.


ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

27.1     Financial Data Schedule

(b)  Forms 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION


By
   --------------------------------------
         Michelle Kline
         President and Treasurer
         (Principal Executive Officer and
         Principal Financial Officer)


Dated:
       ----------------------------------