Form 10KSB
period 1999-09-30
ESCAGENETICS CORP
filed 1999-11-15
CIK 810370

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1999

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,202,075 as of November 11, 1999.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X    No________

The number of shares outstanding of the issuer's common stock as of November 11, 1999 was 73,402,516 shares.

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

The Company's amended plan of reorganization (the "Amended Plan of Reorganization") became effective on August 22, 1996. Under the Amended Plan of Reorganization, GFL Ultra Fund, Ltd. ("Ultra"), the Company's largest debt holder, received 25% of the cash available to unsecured creditors and 90% of the Company's common stock. The remaining cash was distributed proportionately to the remaining unsecured creditors and the remaining 10% of the Company's common stock remained owned by its previous shareholders. The bankruptcy proceeding was officially closed effective March 31, 1997. In July, 1998 Genesee Holdings, Inc. ("Holdings") acquired by merger all the assets of Ultra.

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

The Company has been dormant during the fiscal year ended September 30, 1999. The Company has had no employees since November 1996. The Company does not plan to continue the business activities that it conducted prior to its reorganization. It plans to pursue a business combination or other strategic transaction. No candidate for such a transaction has been identified. The Company believes its status as a public company may be attractive to a private company wishing to avoid an initial public offering but there is no guarantee that a business combination or other strategic transaction will be consummated.


ITEM 2 - Description of Property

None.

ITEM 3 - Legal Proceedings

None.


ITEM 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 1999.



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

                                                         High        Low
                                                       ---------- ----------
     Fiscal 1998
         First Quarter                                    0.1000     0.0001
         Second Quarter                                   0.0001     0.0001
         Third Quarter                                    0.0050     0.0050
         Fourth Quarter                                   0.0050     0.0010
     Fiscal 1999
         First Quarter                                    0.0010     0.0010
         Second Quarter                                   0.0010     0.0010
         Third Quarter                                    1.1250     0.0200
         Fourth Quarter                                   0.0469     0.0100


The number of shareholders of record as of November 3, 1999 was 493.

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

The Company expects to fund its expenses during fiscal 2000 with advances from its majority shareholder, Holdings. These advances are expected to total approximately $50,000 during fiscal 2000. The Company expects Holdings to continue to fund its expenses until a business combination or other strategic transaction is consummated. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Holdings or cannot be consummated due to excessive cost or for any other reason, Holdings may cease to advance funds to the Company.

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

None.

                                    PART III


ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth the name, age and position of each person who was serving as an executive officer or director of the Company at November 11, 1999:


               Name              Age                      Office
     ------------------------- -------- --------------------------------------------
     Michelle Kline              42     President, Treasurer, Secretary, Director
     Greg L. Key                 34     Director


Ms. Kline was appointed as an officer and director as of August 23, 1996. Mr. Key was appointed as a director on October 9, 1998. Ms. Kline and Mr. Key have been employees of Genesee Services Corp., an affiliate of Holdings, since 1990.

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

Based solely on its review of the copies of such reports received by the Company, the Company believes that, during the fiscal year ended September 30, 1999, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock, were complied with by such persons.

ITEM 10 - Executive Compensation

The Company has had no employees since November 1996 and did not compensate its officer or directors during the fiscal year ended September 30, 1999. Their employer compensates Ms. Kline and Mr. Key for services rendered to their employer. No portion of their compensation is specifically attributable to their service as officer or director of the Company.


ITEM 11 - Security Ownership of Beneficial Owners and Management

The table below sets forth information as to the beneficial owner of record that was known by the Company to own beneficially more than 5% of the 73,402,516 shares of issued and outstanding Common Stock of the Company as of November 11, 1999.

                                Name and Address of            Amount and Nature of    Percent
      Title of Class              Beneficial Owner             Beneficial Ownership     of Class
    ------------------- ------------------------------------- ------------------------ -----------
       Common Stock     Genesee Holdings, Inc.                  81,270,000 shares*       91.7%
                        c/o ESCAgenetics Corporation
                        Suite 605, 1075 Bellevue Way NE
                        Bellevue, WA  98004


*15,210,000 shares of this balance may be issued to Holdings at the option of Holdings under convertible loans.

Neither Ms. Kline nor Mr. Key beneficially owns any shares of the Company or an interest in Holdings.


ITEM 12 - Certain Relationships and Related Transactions

At September 30, 1999 the Company owed $117,000 to Holdings for loans provided to finance the Company's business activities. The loans are convertible into equity at the rate of 130 shares per dollar at Holding's option. Holdings has waived its right to receive interest on the loans through September 30, 1999.


ITEM 13 - Exhibits, Lists and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report

    Exhibit #             Exhibit Title
    ---------             --------------
    3.1             *     Certificate of incorporation
    3.2             **    By-laws
    21                    Subsidiaries of registrant
    27.1                  Financial Data Schedule


         * Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1998.
         ** Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1996.

(b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION


By /s/ Michelle Kline
   ------------------------
Michelle Kline, President

Dated: 11/15/99
       ---------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Michelle Kline
   --------------------------
Michelle Kline, Principal Executive, Financial
and Accounting Officer and Director

Date  11/15/99
     ------------------------

By /s/ Greg L. Key
   --------------------------
Greg L. Key, Director

Date  11/15/99
     ------------------------

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ESCAgenetics Corporation and Subsidiaries
Bellevue, Washington

We have audited the accompanying consolidated balance sheet of ESCAgenetics Corporation and Subsidiaries (the Company) as of September 30, 1999, and the related consolidated statements of operations and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESCAgenetics Corporation and Subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the years ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.

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




BADER MARTIN ROSS & SMITH, P.S.
Seattle, Washington

November 9, 1999

                                      F1

                   ESCAGENETICS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1999

-------------------------------------------------------------------------------


                                                  ASSETS

Current assets - cash                                                                              $ 3,000
                                                                                             --------------

           Total assets                                                                            $ 3,000
                                                                                             ==============



                             LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY


Liabilities:
     Accounts payable                                                                              $ 3,000
     Due to Genesee Holdings, Inc.                                                                 117,000
                                                                                             --------------

        Total liabilities, all current                                                             120,000
                                                                                             --------------

Shareholders' equity deficiency:
     Common stock                                                                                    7,000
     Additional paid-in capital                                                                    134,000
     Accumulated deficit                                                                          (258,000)
                                                                                             --------------

        Total shareholders' equity deficiency                                                     (117,000)
                                                                                             --------------

           Total liabilities and shareholders' equity deficiency                                   $ 3,000
                                                                                             ==============


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      F2

                  ESCAGENETICS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------


                                                                           Years ended September 30,
                                                                      -------------------------------------
                                                                           1999                 1998
                                                                      ----------------     ----------------
Revenues                                                                          $ 0                  $ 0
                                                                      ----------------     ----------------

Operating expenses:
     Accounting and legal                                                      37,000                5,000
     General and administrative                                                26,000                7,000
                                                                      ----------------     ----------------

        Total expenses                                                         63,000               12,000
                                                                      ----------------     ----------------

Net loss                                                                      (63,000)             (12,000)

Accumulated deficit, beginning of year                                       (195,000)            (183,000)
                                                                      ----------------     ----------------

Accumulated deficit, end of year                                           $ (258,000)          $ (195,000)
                                                                      ================     ================


Net loss per share                                                            $ (0.00)             $ (0.00)
                                                                      ================     ================

Weighted average common shares outstanding                                 73,402,516           73,402,516
                                                                      ================     ================


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      F3

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------


                                                                               Years ended September 30,
                                                                          -------------------------------------
                                                                               1999                 1998
                                                                          ----------------     ----------------
Cash flows from operating activities:
     Net loss                                                                   $ (63,000)           $ (12,000)
     Change in accounts payable                                                     2,000               (2,000)
                                                                          ----------------     ----------------

        Net cash used in operating activities                                     (61,000)             (14,000)
                                                                          ----------------     ----------------

Net cash provided by financing activities, advances
   from Genesee Holdings, Inc.                                                     63,000               15,000
                                                                          ----------------     ----------------

Net increase in cash                                                                2,000                1,000

Cash at beginning of year                                                           1,000                    0
                                                                          ----------------     ----------------

Cash at end of year                                                               $ 3,000              $ 1,000
                                                                          ================     ================




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

     Genesee Holdings, Inc. ("Holdings") owns ninety percent of the outstanding common stock of the Company. Currently, all operating expenses are being funded by Holdings through a line of credit (Note 3). During the years ended September 30, 1999 and 1998, the Company paid $0 and $1,000, respectively, to an affiliate for general and administrative expenses consisting primarily of accounting services.

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

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                      F5

     NET LOSS PER SHARE

     Net loss per share is calculated on the basis of weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation, as their effect is antidilutive.


2.   Shareholders' equity

     The Company has authorized 101,000,000 shares of Common Stock with a par value of $.0001 per share and 1,000,000 shares of Preferred Stock with a par value of $.01 per share. There were 73,402,516 shares of Common Stock issued and outstanding at September 30, 1999 and 1998. No shares of Preferred Stock are outstanding.


3.   Due to Holdings

     At September 30, 1999, the Company owed $117,000 to Holdings for loans provided to finance the Company's expenses. The loans are convertible into equity at the rate of 130 shares per dollar at Holdings' option. Holdings has waived its right to receive interest on the loans through September 30, 1999.


4.   Income taxes

     The Company has accumulated net operating loss carryforwards of approximately $123,000 that are available to offset future taxable income, if any, through 2019. Realization of the net operating loss carryforwards is dependent upon future profitable operations. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at September 30, 1999.

                                      F6