Form 10QSB
period 1999-12-31
ESCAGENETICS CORP
filed 2000-01-28
CIK 810370

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1999
                                        -----------------

         Commission file number 1-9431
                                ------

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

The number of shares of the issuer's common stock outstanding as of January 25, 2000 was 73,402,516 shares, par value $0.0001 per share.

                                     Part 1

ITEM 1 - Financial Statements

                     ESCAGENETICS CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET

                                    (Unaudited)
--------------------------------------------------------------------------------


                                                                     December 31,
                                                                         1999
                                                                     ------------
                                     ASSETS

Current assets:
     Cash                                                            $    $3,000
                                                                     ------------

           Total assets                                              $    $3,000
                                                                     ------------
                                                                     ------------


                  LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
     Accounts payable                                                $     2,000
     Due to Genesee Holdings, Inc.                                       135,000
                                                                     ------------

        Total liabilities                                                137,000
                                                                     ------------

Shareholders' equity deficiency:
     Preferred stock; $0.01 par value; 1,000,000 shares
       authorized; none issued or outstanding
     Common stock; $0.0001 par value; 101,000,000 shares
       authorized; 73,402,516 shares issued and outstanding                7,000
     Additional paid-in capital                                          134,000
     Accumulated deficit                                                (275,000)
                                                                     ------------

        Total shareholders' equity deficiency                          (134,000)
                                                                     ------------

           Total liabilities and shareholders' equity deficiency     $     3,000
                                                                     ------------
                                                                     ------------

                      SEE FOOTNOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
--------------------------------------------------------------------------------


                                                  Three months ended December 31,
                                                ----------------------------------
                                                    1999                  1998
                                                ------------          ------------
Miscellaneous revenue                            $        0            $        0
                                                ------------          ------------

Operating expenses:
     Accounting and legal                              8,000                16,000
     General and administrative                        9,000                 2,000
                                                ------------          ------------

        Total expenses                                17,000                18,000
                                                ------------          ------------

Net loss                                            (17,000)              (18,000)

Accumulated deficit, beginning of period           (258,000)             (195,000)
                                                ------------          ------------

Accumulated deficit, end of period               $ (275,000)           $ (213,000)
                                                ------------          ------------
                                                ------------          ------------

Net loss per share                               $    (0.00)           $    (0.00)
                                                ------------          ------------
                                                ------------          ------------

Weighted average common shares outstanding        73,402,516            73,402,516
                                                ------------          ------------
                                                ------------          ------------


                      SEE FOOTNOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
--------------------------------------------------------------------------------


                                                           Three months ended December 31,
                                                          ----------------------------------
                                                              1999                   1998
                                                          -----------            -----------
Cash flows from operating activities:
     Net loss                                             $  (17,000)            $  (18,000)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Changes in operating assets and liabilities:
           Accounts payable                                   (1,000)                10,000
                                                                                 -----------

              Net cash used in operating activities          (18,000)                (8,000)
                                                          -----------            -----------

Net cash flows provided by financing activities from
  advances from Genesee Holdings, Inc.                        18,000                 11,000
                                                          -----------            -----------

Net increase in cash                                               0                  3,000

Cash at beginning of period                                    3,000                  1,000
                                                          -----------            -----------

Cash at end of period                                     $    3,000             $    4,000
                                                          -----------            -----------
                                                          -----------            -----------


                      SEE FOOTNOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

1.   Unaudited information

     The consolidated financial statements for the three month periods ended December 31, 1999 and 1998 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements. Accordingly, these consolidated financial statements should be read in conjunction with the September 30, 1999 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

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

The Company expects to fund its expenses during fiscal 2000 with advances from its majority shareholder, Genesee Holdings, Inc. ("Holdings"). These advances are expected to total approximately $50,000 during fiscal 2000. The Company expects Holdings to continue to fund its expenses until a business combination or other strategic transaction is consummated. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Holdings or cannot be consummated due to excessive cost or for any other reason, Holdings will cease to advance funds to the Company.

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

None.


ITEM 3 - Defaults Upon Senior Securities

None.


ITEM 4 - Submission of Matters to a Vote of Security Holders

None

ITEM 5 - Other Items

None.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit #           Exhibit Title
     ---------           -------------
     3.1            *    Certificate of incorporation
     3.2            **   By-laws
     27.1                Financial Data Schedule

     * Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1998.
     ** Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1996.

(b)  Forms 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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


Dated:  January 26, 2000