Form 10QSB
period 2000-03-31
ESCAGENETICS CORP
filed 2000-04-11
CIK 810370

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

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

Yes _X_   No ___

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _X_   No ___

The number of shares of the issuer's common stock outstanding as of April 1, 2000 was 73,402,516 shares, par value $0.0001 per share.

PART I

ITEM 1 - Financial Statements

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
-------------------------------------------------------------------------------


                                                                     March 31,
                                                                       2000
                                                                     ---------
                                     ASSETS

Current assets:
     Cash                                                            $  16,000
                                                                     ---------
           Total assets                                              $  16,000
                                                                     =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable                                                $   2,000
     Due to Genesee Holdings Inc.                                      160,000
                                                                     ---------

        Total liabilities                                              162,000
                                                                     ---------
Shareholders' equity (deficiency):
     Preferred stock; $0.01 par value; 1,000,000 shares
       authorized; none issued or outstanding
     Common stock; $0.0001 par value; 101,000,000 shares
       authorized; 73,402,516 shares issued and outstanding              7,000
     Additional paid-in capital                                        134,000
     Accumulated deficit                                              (287,000)
                                                                     ---------
        Total shareholders' equity (deficiency)                       (146,000)
                                                                     ---------
           Total liabilities and shareholders' equity (deficiency)   $  16,000
                                                                     =========

                        SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
-------------------------------------------------------------------------------

                                                   Three months                   Six months
                                                  ended March 31,               ended March 31,
                                             --------------------------    --------------------------
                                                 2000          1999           2000           1999
                                             -----------    -----------    -----------    -----------
Revenues:
     Miscellaneous                           $         0    $         0    $         0    $         0
                                             -----------    -----------    -----------    -----------
Operating expenses:
     Accounting and legal                          5,000         19,000         13,000         35,000
     General and administrative                    7,000         12,000         16,000         14,000
                                             -----------    -----------    -----------    -----------
        Total expenses                            12,000         31,000         29,000         49,000
                                             -----------    -----------    -----------    -----------
Net loss                                         (12,000)       (31,000)       (29,000)       (49,000)

Accumulated deficit, beginning of period        (275,000)      (213,000)      (258,000)      (195,000)
                                             -----------    -----------    -----------    -----------
Accumulated deficit, end of period           $  (287,000)   $  (244,000)   $  (287,000)   $  (244,000)
                                             ===========    ===========    ===========    ===========

Net loss per share                           $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                             ===========    ===========    ===========    ===========

Weighted average common shares outstanding    73,402,516     73,402,516     73,402,516     73,402,516
                                             ===========    ===========    ===========    ===========

                        SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                Six months
                                                              ended March 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
     Net loss                                              $(29,000)   $(49,000)
     Adjustments to reconcile net loss to net cash flows
       used in operating activities:
        Changes in operating assets and liabilities:
           Accounts payable                                  (1,000)      6,000
                                                           --------    --------
              Net cash used in operating activities         (30,000)    (43,000)
                                                           --------    --------
Cash flows from financing activities:
     Advances from Genesee Holdings Inc.                     43,000      44,000
                                                           --------    --------
              Net cash provided by (used in) financing
                activities                                   43,000      44,000
                                                           --------    --------
Net increase in cash                                         13,000       1,000
Cash at beginning of period                                   3,000       1,000
                                                           --------    --------
Cash at end of period                                      $ 16,000    $  2,000
                                                           ========    ========

                        SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------

1.   Unaudited information

     The consolidated financial statements for the three and six month periods ended March 31, 2000 and 1999 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the September 30, 1999 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

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

                                     PART II

ITEM 1 - Legal Proceedings

None

ITEM 2 - Changes in Securities and Use of Proceeds

None

ITEM 3 - Defaults Upon Senior Securities

None

ITEM 4 - Submission of Matters to a Vote of Security Holders

None

ITEM 5 - Other Items

None

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

(b)  Forms 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION

By  /s/ Michelle Kline
   ----------------------------------
         Michelle Kline
         President and Treasurer
         (Principal Executive Officer and
         Principal Financial Officer)

Dated: April 1, 2000