Form 10QSB
period 2000-06-30
ESCAGENETICS CORP
filed 2000-07-24
CIK 810370

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended JUNE 30, 2000

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

The number of shares of the issuer's common stock outstanding as of July 3, 2000 was 73,402,516 shares, par value $0.0001 per share.

                                     PART I

ITEM 1 - Financial Statements

                       ESCAGENETICS CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                                      (Unaudited)
-------------------------------------------------------------------------------

                                                                                                     June 30,
                                                                                                       2000
                                                                                                     ----------
                                     ASSETS

Current assets:
     Cash                                                                                             $ 8,000
                                                                                                     ----------

           Total assets                                                                               $ 8,000
                                                                                                     ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable                                                                                 $ 5,000
     Due to Genesee Holdings Inc.                                                                     160,000
                                                                                                     ----------

        Total liabilities                                                                             165,000
                                                                                                     ----------

Shareholders' equity (deficiency):
     Preferred stock; $0.01 par value; 1,000,000 shares
       authorized; none issued or outstanding
     Common stock; $0.0001 par value; 101,000,000 shares
       authorized; 73,402,516 shares issued and outstanding                                             7,000
     Additional paid-in capital                                                                       134,000
     Accumulated deficit                                                                             (298,000)
                                                                                                     ----------

        Total shareholders' equity (deficiency)                                                      (157,000)
                                                                                                     ----------

           Total liabilities and shareholders' equity (deficiency)                                    $ 8,000
                                                                                                     ==========

                       SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
-------------------------------------------------------------------------------


                                                        Three months ended June 30,              Nine months ended June 30,
                                                      -------------------------------         -------------------------------
                                                          2000               1999                 2000               1999
                                                      ------------       ------------         ------------       ------------
Revenues:
     Miscellaneous                                     $        0         $        0           $        0         $        0
                                                      ------------       ------------         ------------       ------------

Operating expenses:
     Accounting and legal                                   8,000              2,000               24,000             37,000
     General and administrative                             3,000              6,000               16,000             20,000
                                                      ------------       ------------         ------------       ------------

        Total expenses                                     11,000              8,000               40,000             57,000
                                                      ------------       ------------         ------------       ------------

Net loss                                                  (11,000)            (8,000)             (40,000)           (57,000)

Accumulated deficit, beginning of period                 (287,000)          (244,000)            (258,000)          (195,000)
                                                      ------------       ------------         ------------       ------------

Accumulated deficit, end of period                     $ (298,000)        $ (252,000)          $ (298,000)        $ (252,000)
                                                      ============       ============         ============       ============

Net loss per share                                     $    (0.00)        $    (0.00)          $    (0.00)        $    (0.00)
                                                      ============       ============         ============       ============

Weighted average common shares outstanding             73,402,516         73,402,516           73,402,516         73,402,516
                                                      ============       ============         ============       ============

                       SEE NOTE TO FINANCIAL STATEMENTS

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                Nine months ended June 30,
                                                                            -----------------------------------
                                                                                2000                   1999
                                                                            -----------            -----------

Cash flows from operating activities:
     Net loss                                                                $ (40,000)             $ (57,000)
     Adjustments to reconcile net loss to net cash flows
       used in operating activities:
        Changes in operating assets and liabilities:
           Accounts payable                                                      2,000                  3,000
                                                                            -----------            -----------

              Net cash used in operating activities                            (38,000)               (54,000)
                                                                            -----------            -----------

Cash flows from financing activities:
     Advances from GFL Ultra Fund, Ltd.                                         43,000                 53,000
                                                                            -----------            -----------

              Net cash provided by (used in) financing
                activities                                                      43,000                 53,000
                                                                            -----------            -----------

Net increase in cash                                                             5,000                 (1,000)

Cash at beginning of period                                                      3,000                  1,000
                                                                            -----------            -----------

Cash at end of period                                                        $   8,000              $       0
                                                                            ===========            ===========

                       SEE NOTE TO FINANCIAL STATEMENTS

                   ESCAGENETICS CORPORATION AND SUBSIDIARIES

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

       FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

1.   Unaudited information

     The consolidated financial statements for the three and nine month periods ended June 30, 2000 and 1999 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the September 30, 1999 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

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

(b)  Forms 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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


Dated:   July 3, 2000