Form 10KSB
period 2000-09-30
ESCAGENETICS CORP
filed 2000-10-27
CIK 810370

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

Commission file number 1-9431

ESCAGENETICS CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware	94-3012230
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Suite 605, 1075 Bellevue Way NE, Bellevue, WA	98004
(Address of Principal Executive Offices)	(Zip Code)

(206) 901-3595
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

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $220,275 as of October 17, 2000.

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  X  No

    The number of shares outstanding of the issuer's common stock as of October 17, 2000 was 73,402,516 shares.

    Transitional Small Business Disclosure Format (check one): Yes     No  X

Part I

Item 1—Business Description

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

    The Company has been dormant during the fiscal year ended September 30, 2000. The Company has had no employees since November 1996. The Company does not plan to continue the business activities that it conducted prior to its reorganization. It plans to pursue a business combination or other strategic transaction. No candidate for such a transaction has been identified. The Company believes its status as a public company may be attractive to a private company wishing to avoid an initial public offering but there is no guarantee that a business combination or other strategic transaction will be consummated.

Item 2—Description of Property

    None.

Item 3—Legal Proceedings

    None.

Item 4—Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2000.

2

Part II

Item 5—Market for Common Equity and Related Shareholder Matters

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

	High	Low
Fiscal 1999
First Quarter	0.0010	0.0010
Second Quarter	0.0010	0.0010
Third Quarter	1.1250	0.0200
Fourth Quarter	0.0469	0.0100
Fiscal 2000
First Quarter	0.1300	0.0100
Second Quarter	0.2000	0.0300
Third Quarter	0.1100	0.0500
Fourth Quarter	0.0550	0.0300

    The number of shareholders of record as of September 30, 2000 was 498.

    It is the present policy of the Company not to pay cash dividends. Any payment of cash dividends in the future will depend upon the amount of funds legally available for that purpose, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant.

Item 6—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

    The Company expects to fund its expenses during fiscal 2001 with advances from its majority shareholder, Holdings. These advances are expected to total approximately $50,000 during fiscal 2001. The Company expects Holdings to continue to fund its expenses until a business combination or other strategic transaction is consummated. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Holdings or cannot be consummated due to excessive cost or for any other reason, Holdings may cease to advance funds to the Company.

    The Company has no employees and no fixed assets. The Company does not anticipate hiring any employees or purchasing any assets until such time as a business combination or other strategic transaction is consummated or is imminent.

Item 7—Financial Statements

    The financial statements of the Company are included in this report commencing on page F-1.

Item 8—Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

3

Part III

Item 9—Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

    The following table sets forth the name, age and position of each person who was serving as an executive officer or director of the Company at October 17, 2000:

Name	Age	Office
Michelle Kline	42	President, Treasurer, Secretary, Director
Greg L. Key	35	Director

    Ms. Kline was appointed as an officer and director as of August 23, 1996. Mr. Key was appointed as a director on October 9, 1998. Ms. Kline and Mr. Key have been employees of Genesee Services Corp., an affiliate of Holdings, since 1990.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

    Based solely on its review of the copies of such reports received by the Company, the Company believes that, during the fiscal year ended September 30, 2000, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock, were complied with by such persons.

Item 10—Executive Compensation

    The Company has had no employees since November 1996 and did not compensate its officer or directors during the fiscal year ended September 30, 2000. Their employer compensates Ms. Kline and Mr. Key for services rendered to their employer. No portion of their compensation is specifically attributable to their service as officer or director of the Company.

Item 11—Security Ownership of Beneficial Owners and Management

    The table below sets forth information as to the beneficial owner of record that was known by the Company to own beneficially more than 5% of the 73,402,516 shares of issued and outstanding Common Stock of the Company as of October 10, 2000.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Genesee Holdings, Inc. c/o ESCAgenetics Corporation Suite 605, 1075 Bellevue Way NE Bellevue, WA 98004	86,860,000 shares*	92.2%

*
20,800,000 shares of this balance may be issued to Holdings at the option of Holdings under convertible loans.

4

    Neither Ms. Kline nor Mr. Key beneficially owns any shares of the Company or an interest in Holdings.

Item 12—Certain Relationships and Related Transactions

    At September 30, 2000 the Company owed $160,000 to Holdings for loans provided to finance the Company's business activities. The loans are convertible into equity at the rate of 130 shares per dollar at Holding's option. Holdings has waived its right to receive interest on the loans through September 30, 2000.

    During the fiscal year ended September 30, 2000, the Company paid $6,090 to an affiliate of Holdings for general and administrative expenses consisting primarily of accounting and research services.

Item 13—Exhibits, Lists and Reports on Form 8-K

  (a)
  The following exhibits are filed as part of this report
Exhibit Number		Exhibit Title
3.1	*	Certificate of incorporation
3.2	**	By-laws
21		Subsidiaries of registrant
27.1		Financial Data Schedule

    *
    Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1998.

    **
    Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1996.

  (b)
  No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.

5

Independent Auditors' Report

Board of Directors and Shareholders
ESCAgenetics Corporation and Subsidiaries
Bellevue, Washington

    We have audited the accompanying consolidated balance sheet of ESCAgenetics Corporation and Subsidiaries (the Company) as of September 30, 2000, and the related consolidated statements of operations and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESCAgenetics Corporation and Subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not established profitable operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BADER MARTIN ROSS & SMITH, P.S.
Seattle, Washington

October 12, 2000

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2000

ASSETS

Current assets — cash	$1,000

Total assets	$1,000

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Liabilities:
Accounts payable	$7,000
Due to Genesee Holdings, Inc.	160,000

Total liabilities, all current	167,000

Shareholders' equity deficiency:
Common stock	7,000
Additional paid-in capital	134,000
Accumulated deficit	(307,000)

Total shareholders' equity deficiency	(166,000)

Total liabilities and shareholders' equity deficiency	$1,000

See notes to consolidated finanical statements.

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2000	1999
Revenues	$0	$0

Operating expenses:
Accounting and legal	30,000	37,000
General and administrative	19,000	26,000

Total expenses	49,000	63,000

Net loss	(49,000)	(63,000)
Accumulated deficit, beginning of year	(258,000)	(195,000)

Accumulated deficit, end of year	$(307,000)	$(258,000)

Net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	73,402,516	73,402,516

See notes to consolidated finanical statements.

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(49,000)	$(63,000)
Change in accounts payable	4,000	2,000

Net cash used in operating activities	(45,000)	(61,000)

Net cash provided by financing activities, advances from Genesee Holdings, Inc.	43,000	63,000

Net increase (decrease) in cash	(2,000)	2,000
Cash at beginning of year	3,000	1,000

Cash at end of year	$1,000	$3,000

See notes to consolidated finanical statements.

ESCAGENETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Genesee Holdings, Inc. ("Holdings") owns ninety percent of the outstanding common stock of the Company. Currently, all operating expenses are being funded by Holdings through a line of credit (Note 3). During the years ended September 30, 2000 and 1999, the Company paid $6,090 and $0, respectively, to an affiliate for operating expenses.

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

2. Shareholders' equity

    The Company has authorized 101,000,000 shares of Common Stock with a par value of $.0001 per share and 1,000,000 shares of Preferred Stock with a par value of $.01 per share. There were 73,402,516 shares of Common Stock issued and outstanding at September 30, 2000 and 1999. No shares of Preferred Stock are outstanding.

3. Due to Holdings

    At September 30, 2000, the Company owed $160,000 to Holdings for advances provided to finance the Company's expenses. The advances are convertible into equity at the rate of 130 shares per dollar at Holdings' option. Holdings has waived its right to receive interest on the loans through September 30, 2000.

4. Income taxes

    The Company has accumulated net operating loss carryforwards of approximately $172,000 that are available to offset future taxable income, if any, through 2019. Realization of the net operating loss carryforwards is dependent upon future profitable operations. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at September 30, 2000.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION
By:	/s/ MICHELLE KLINE Michelle Kline, President
Date: October 17, 2000

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHELLE KLINE Michelle Kline Principal Executive, Financial and Accounting Officer and Director
Date: October 17, 2000
By:	/s/ GREG L. KEY Greg L. Key, Director
Date: October 17, 2000

QuickLinks

Independent Auditors' Report
SIGNATURES