Form 10QSB
period 2000-12-31
ESCAGENETICS CORP
filed 2001-01-26
CIK 810370

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2000

    Commission file number 1-9431

ESCAGENETICS CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3012230 (I.R.S. Employer Identification No.)
Suite 605, 1075 Bellevue Way NE, Bellevue, WA (Address of Principal Executive Offices)	98004 (Zip Code)
(206) 901-3595 (Issuer's Telephone Number, Including Area Code)

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

Yes X    No

    The number of shares of the issuer's common stock outstanding as of January 22, 2001 was 73,402,516 shares, par value $0.0001 per share.

Part 1

Item 1—Financial Statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

December 31, 2000
ASSETS
Current assets:
Cash	$0

Total assets	$0

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY
Current liabilities:
Accounts payable	$4,000
Due to Genesee Holdings, Inc.	175,000

Total liabilities	179,000

Shareholders' equity deficiency:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; none issued or outstanding
Common stock; $0.0001 par value; 101,000,000 shares authorized; 73,402,516 shares issued and outstanding	7,000
Additional paid-in capital	134,000
Accumulated deficit	(320,000)

Total shareholders' equity deficiency	(179,000)

Total liabilities and shareholders' equity deficiency	$0

See footnote to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
	2000	1999
Miscellaneous revenue	$0	$0

Operating expenses:
Accounting and legal	7,000	8,000
General and administrative	6,000	9,000

Total expenses	13,000	17,000

Net loss	(13,000)	(17,000)

Accumulated deficit, beginning of period	(307,000)	(258,000)

Accumulated deficit, end of period	$(320,000)	$(275,000)

Net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	73,402,516	73,402,516

See footnote to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2000	1999
Cash flows from operating activities:
Net loss	$(13,000)	$(17,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(3,000)	(1,000)

Net cash used in operating activities	(16,000)	(18,000)

Net cash flows provided by financing activities from advances from Genesee Holdings, Inc.	15,000	18,000

Net increase in cash	(1,000)	0

Cash at beginning of period	1,000	3,000

Cash at end of period	$0	$3,000

See footnote to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999

1.
Unaudited information

    The consolidated financial statements for the three month periods ended December 31, 2000 and 1999 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements. Accordingly, these consolidated financial statements should be read in conjunction with the September 30, 2000 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

    The Company expects to fund its expenses during fiscal 2001 with advances from its majority shareholder, Genesee Holdings, Inc. ("Holdings"). These advances are expected to total approximately $50,000 during fiscal 2001. The Company expects Holdings to continue to fund its expenses until a business combination or other strategic transaction is consummated. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Holdings or cannot be consummated due to excessive cost or for any other reason, Holdings will cease to advance funds to the Company.

    The Company has no employees and no fixed assets. The Company does not anticipate hiring any employees or purchasing any assets until such time as a business combination or other strategic transaction is consummated or is imminent.

PART II

ITEM 1—Legal Proceedings

    None.

ITEM 2—Changes in Securities and Use of Proceeds

    None.

ITEM 3—Defaults Upon Senior Securities

    None.

ITEM 4—Submission of Matters to a Vote of Security Holders

    None.

ITEM 5—Other Items

    None.

ITEM 6—Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number		Exhibit Title
3.1	*	Certificate of incorporation
3.2	**	By-laws

*
Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1998.

**
Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1996.

(b)
Forms 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION
By	/s/ MICHELLE KLINE Michelle Kline President and Treasurer (Principal Executive Officer and Principal Financial Officer)

Dated: January 22, 2001

QuickLinks

Part 1
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES NOTE TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999
PART II
SIGNATURES