Form 10QSB
period 2001-03-31
ESCAGENETICS CORP
filed 2001-04-11
CIK 810370

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2001

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

Yes  X  No

    The number of shares of the issuer's common stock outstanding as of April 10, 2001 was 73,402,516 shares, par value $0.0001 per share.

PART I

ITEM 1—Financial Statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2001
ASSETS
Current assets:
Cash	$1,000

Total assets	$1,000

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY
Current liabilities:
Accounts payable	$3,000
Due to Genesee Holdings Inc.	184,000

Total liabilities	187,000

Shareholders' equity deficiency:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; none issued or outstanding
Common stock; $0.0001 par value; 101,000,000 shares authorized; 73,402,516 shares issued and outstanding	7,000
Additional paid-in capital	134,000
Accumulated deficit	(327,000)

Total shareholders' equity deficiency	(186,000)

Total liabilities and shareholders' equity deficiency	$1,000

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2001	2000	2001	2000
Revenues:
Miscellaneous	$0	$0	$0	$0

Operating expenses:
Accounting and legal	2,000	5,000	9,000	13,000
General and administrative	5,000	7,000	11,000	16,000

Total expenses	7,000	12,000	20,000	29,000

Net loss	(7,000)	(12,000)	(20,000)	(29,000)
Accumulated deficit, beginning of period	(320,000)	(275,000)	(307,000)	(258,000)

Accumulated deficit, end of period	$(327,000)	$(287,000)	$(327,000)	$(287,000)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	73,402,516	73,402,516	73,402,516	73,402,516

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(20,000)	$(29,000)
Change in accounts payable	(4,000)	(1,000)

Net cash used in operating activities	(24,000)	(30,000)

Cash flows from financing activities:
Advances from Genesee Holdings Inc.	24,000	43,000

Net cash provided by financing activities	24,000	43,000

Net increase in cash	0	13,000
Cash at beginning of period	1,000	3,000

Cash at end of period	$1,000	$16,000

ESCAGENETICS CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

1. Unaudited information:

    The consolidated financial statements for the three and six month periods ended March 31, 2001 and 2000 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the September 30, 2000 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.

ITEM 2—Plan of Operation

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

    None.

ITEM 3—Defaults Upon Senior Securities

    None.

ITEM 4—Submission of Matters to a Vote of Security Holders

    None

ITEM 5—Other Information

    None.

ITEM 6—Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit #	Exhibit Title
3.1*	Certificate of incorporation
3.2**	By-laws

*
Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1998.

**
Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1996.

(b)
Forms 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION
By	/s/ MICHELLE KLINE Michelle Kline President and Treasurer (Principal Executive Officer and Principal Financial Officer)

Dated: April 10, 2001

QuickLinks

PART I
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES NOTE TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
PART II
SIGNATURES