Form 10KSB
period 2001-09-30
ESCAGENETICS CORP
filed 2001-11-09
CIK 810370

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

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

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /x/  No / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    Issuer's revenues for its most recent fiscal year were $-0-.

    As of October 22, 2001, the aggregate market value of the voting stock held by non-affiliates (based upon the average bid and asked price on such date) was $73,425.

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /x/  No / /

    The number of shares outstanding of the issuer's common stock as of October 31, 2001 was 73,402,516 shares.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

Part I

Item 1—Description of Business

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

    By the end of 1996, the Company sold or disposed of all of its assets other than cash on hand and the stock of PHYTOpharmaceuticals, Inc. (an inactive majority owned subsidiary) and SRE ESCAgenetics Corporation (an inactive wholly owned subsidiary).

    The Company has been dormant during the fiscal year ended September 30, 2001. The Company has had no employees since November 1996. The Company does not plan to continue the business activities that it conducted prior to its reorganization. It plans to pursue a business combination or other strategic transaction. No candidate for such a transaction has been identified. The Company believes its status as a public company may be attractive to a private company wishing to avoid an initial public offering but there is no guarantee that a business combination or other strategic transaction will be consummated.

Item 2—Description of Property

    None.

Item 3—Legal Proceedings

    None.

Item 4—Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2001.

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

	High	Low
Fiscal 2000
First Quarter	0.1300	0.0100
Second Quarter	0.2000	0.0300
Third Quarter	0.1100	0.0500
Fourth Quarter	0.0550	0.0300
Fiscal 2001
First Quarter	0.0313	0.0110
Second Quarter	0.0290	0.0110
Third Quarter	0.0220	0.0150
Fourth Quarter	0.0150	0.0100

    The number of shareholders of record as of September 30, 2001 was 489.

    It is the present policy of the Company not to pay cash dividends. Any payment of cash dividends in the future will depend upon the amount of funds legally available for that purpose, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant.

Item 6—Management's Discussion and Analysis or Plan of Operation

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

    The Company expects to fund its expenses during fiscal 2002 with advances from its majority shareholder, Holdings. These advances are expected to total approximately $50,000 during fiscal 2002. The Company expects Holdings to continue to fund its expenses until a business combination or other strategic transaction is consummated. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Holdings or cannot be consummated due to excessive cost or for any other reason, Holdings may cease to advance funds to the Company.

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

Item 8—Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Part III

Item 9—Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

    The following table sets forth the name, age and position of each person who was serving as an executive officer or director of the Company as of November 1, 2001:

Name	Age	Office
Michelle Kline	43	President, Treasurer, Secretary, Director
Greg L. Key	36	Director

    Ms. Kline was appointed as an officer and director on August 23, 1996. Mr. Key was appointed as a director on October 9, 1998. Ms. Kline and Mr. Key have been employees of Genesee Services Corp., an affiliate of Holdings, since 1990.

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

    Based solely on its review of the copies of such reports received by the Company, the Company believes that, during the fiscal year ended September 30, 2001, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock, were complied with by such persons.

Item 10—Executive Compensation

    The Company has had no employees since November 1996 and did not compensate its officer or directors during the fiscal year ended September 30, 2001. Ms. Kline and Mr. Key are compensated by their employer for services rendered to their employer. No portion of their compensation is specifically attributable to their service as an officer or director of the Company.

Item 11—Security Ownership of Beneficial Owners and Management

    The table below sets forth information as to the beneficial owner of record that was known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company as of October 10, 2001.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Genesee Holdings, Inc. c/o ESCAgenetics Corporation Suite 605, 1075 Bellevue Way NE Bellevue, WA 98004	93,230,000 shares*	92.7%

*
Includes 27,170,000 shares that may be issued at the option of Holdings upon conversion of the Company's outstanding debt due to Holdings.

    Neither Ms. Kline nor Mr. Key beneficially owns any shares of the Company or an interest in Holdings.

Item 12—Certain Relationships and Related Transactions

    At September 30, 2001 the Company owed $209,000 to Holdings for loans provided to finance the Company's business activities. The loans are convertible into equity at the rate of 130 shares per dollar at Holding's option. Holdings has waived its right to receive interest on the loans through September 30, 2001.

    During the fiscal year ended September 30, 2001, the Company paid $4,930 to an affiliate of Holdings for general and administrative expenses consisting primarily of accounting and research services.

Item 13—Exhibits, Lists and Reports on Form 8-K

    (a)  The following exhibits are filed as part of this report:

Exhibit #		Exhibit Title
3.1	*	Certificate of incorporation
3.2	**	By-laws
21		Subsidiaries of registrant

*
Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1998.

**
Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1996.

(b)
No reports on Form 8-K were filed during the fourth quarter of fiscal year 2001.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION

By	/s/ MICHELLE KLINE Michelle Kline, President

Dated: November 1, 2001

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MICHELLE KLINE Michelle Kline, Principal Executive, Financial and Accounting Officer and Director

Date: November 1, 2001

/s/ GREG L. KEY Greg L. Key, Director

Date: November 1, 2001

Independent Auditors' Report

Board of Directors and Shareholders
ESCAgenetics Corporation and Subsidiaries
Bellevue, Washington

    We have audited the accompanying consolidated balance sheet of ESCAgenetics Corporation and Subsidiaries (the Company) as of September 30, 2001, and the related consolidated statements of operations and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESCAgenetics Corporation and Subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the years ended September 30, 2001 and 2000, in conformity with auditing standards generally accepted in the United States of America.

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

BADER MARTIN ROSS & SMITH, P.S.
Seattle, Washington

November 1, 2001

F–1

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2001

ASSETS
Current assets—cash	$11,000

Total assets	$11,000

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY
Liabilities:
Accounts payable	$6,000
Due to Genesee Holdings, Inc.	209,000

Total liabilities, all current	215,000

Shareholders' equity deficiency:
Common stock	7,000
Additional paid-in capital	134,000
Accumulated deficit	(345,000)

Total shareholders' equity deficiency	(204,000)

Total liabilities and shareholders' equity deficiency	$11,000

See notes to consolidated financial statements.

F–2

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2001	2000
Revenues	$0	$0

Operating expenses:
Accounting and legal	17,000	30,000
General and administrative	21,000	19,000

Total expenses	38,000	49,000

Net loss	(38,000)	(49,000)
Accumulated deficit, beginning of year	(307,000)	(258,000)

Accumulated deficit, end of year	$(345,000)	$(307,000)

Net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	73,402,516	73,402,516

See notes to consolidated financial statements.

F–3

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(38,000)	$(49,000)
Change in accounts payable	(1,000)	4,000

Net cash used in operating activities	(39,000)	(45,000)

Net cash provided by financing activities, advances from Genesee Holdings, Inc.	49,000	43,000

Net increase (decrease) in cash	10,000	(2,000)
Cash at beginning of year	1,000	3,000

Cash at end of year	$11,000	$1,000

See notes to consolidated financial statements.

F–4

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

    Genesee Holdings, Inc. ("Holdings") owns ninety percent of the outstanding common stock of the Company. Currently, all operating expenses are being funded by Holdings through a line of credit (Note 3). During the years ended September 30, 2001 and 2000, the Company paid $4,930 and $6,090, respectively, to an affiliate for operating expenses.

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

  Use of estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Net loss per share

    Net loss per share is calculated on the basis of weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation, as their effect is antidilutive.

2.  Shareholders' equity

    The Company has authorized 101,000,000 shares of Common Stock with a par value of $.0001 per share and 1,000,000 shares of Preferred Stock with a par value of $.01 per share. There were 73,402,516

F–5

shares of Common Stock issued and outstanding at September 30, 2001 and 2000. No shares of Preferred Stock are outstanding.

3.  Due to Holdings

    At September 30, 2001, the Company owed $209,000 to Holdings for advances provided to finance the Company's expenses. The advances are convertible into equity at the rate of 130 shares per dollar at Holdings' option. Holdings has waived its right to receive interest on the loans through September 30, 2001.

4.  Income taxes

    The Company has accumulated net operating loss carryforwards of approximately $210,000 that are available to offset future taxable income, if any, through 2020. Realization of the net operating loss carryforwards is dependent upon future profitable operations. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at September 30, 2001.

F–6

QuickLinks

Part I
  Item 1— Description of Business
  Item 2— Description of Property
  Item 3— Legal Proceedings
  Item 4— Submission of Matters to a Vote of Security Holders
Part II
  Item 5— Market for Common Equity and Related Shareholder Matters
  Item 6— Management's Discussion and Analysis or Plan of Operation
  Item 7— Financial Statements
  Item 8— Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 9— Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
  Item 10— Executive Compensation
  Item 11— Security Ownership of Beneficial Owners and Management
  Item 12— Certain Relationships and Related Transactions
  Item 13— Exhibits, Lists and Reports on Form 8-K
SIGNATURES
Independent Auditors' Report
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2001
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
ESCAGENETICS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS