Form 10QSB
period 2001-12-31
ESCAGENETICS CORP
filed 2002-02-20
CIK 810370

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

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

The number of shares of the issuer's common stock outstanding as of January 31, 2002 was 73,402,516 shares, par value $0.0001 per share.

Part 1

Item 1—Financial Statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

December 31, 2001
ASSETS
Current assets:
Cash	$4,000

Total assets	$4,000

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY
Current liabilities:
Accounts payable	$3,000
Due to Genesee Holdings, Inc.	220,000

Total liabilities	223,000

Shareholders' equity deficiency:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; none issued or outstanding
Common stock; $0.0001 par value; 101,000,000 shares authorized; 73,402,516 shares issued and outstanding	7,000
Additional paid-in capital	134,000
Accumulated deficit	(360,000)

Total shareholders' equity deficiency	(219,000)

Total liabilities and shareholders' equity deficiency	$4,000

See footnote to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
	2001	2000
Revenues:
Miscellaneous	$0	$0

Operating expenses:
Accounting and legal	9,000	7,000
General and administrative	6,000	6,000

Total expenses	15,000	13,000

Net loss	(15,000)	(13,000)
Accumulated deficit, beginning of period	(345,000)	(307,000)

Accumulated deficit, end of period	$(360,000)	$(320,000)

Net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	73,402,516	73,402,516

See footnote to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(15,000)	$(13,000)
Changes in accounts payable:	(3,000)	(3,000)

Net cash used in operating activities	(18,000)	(16,000)

Cash flows from financing activities:
Advances from Genesee Holdings, Inc.	11,000	15,000

Net (decrease) in cash	(7,000)	(1,000)
Cash at beginning of period	11,000	1,000

Cash at end of period	$4,000	$0

See footnote to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2002

1.
Unaudited information

  The consolidated financial statements for the three month periods ended December 31, 2001 and 2000 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the September 30, 2001 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

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

The Company expects to fund its expenses during fiscal 2002 with advances from its majority shareholder, Genesee Holdings, Inc. ("Holdings"). These advances are expected to total approximately $50,000 during fiscal 2002. The Company expects Holdings to continue to fund its expenses until a business combination or other strategic transaction is consummated. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Holdings or cannot be consummated due to excessive cost or for any other reason, Holdings will cease to advance funds to the Company.

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
  (b)
  Forms 8-K

    One Form 8-K was filed during the quarter ended December 31, 2001. It was dated December 24, 2001 and reported the resignation of Bader Martin Ross & Smith, P.S. ("BMRS") as the Company's independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION

By	/s/ MICHELLE KLINE Michelle Kline President and Treasurer (Principal Executive Officer and Principal Financial Officer)

Dated: February 20, 2002

QuickLinks

Part 1
Item 1—Financial Statements
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES NOTE TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2002
ITEM 2—Plan of Operation
PART II
ITEM 1—Legal Proceedings
ITEM 2—Changes in Securities and Use of Proceeds
ITEM 3—Defaults Upon Senior Securities
ITEM 4—Submission of Matters to a Vote of Security Holders
ITEM 5—Other Information
ITEM 6—Exhibits and Reports on Form 8-K
SIGNATURES