Form 10QSB
period 2002-03-31
ESCAGENETICS CORP
filed 2002-05-08
CIK 810370

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

Yes ☒        No ☐

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☒        No ☐

The number of shares of the issuer's common stock outstanding as of April 30, 2002 was 73,402,516 shares, par value $0.0001 per share.

PART I

ITEM 1—Financial Statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2002
ASSETS
Current assets:
Cash	$0

Total assets	$0

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY
Current liabilities:
Accounts payable	$5,000
Due to Genesee Holdings Inc.	228,000

Total liabilities	233,000

Shareholders' equity deficiency:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; none issued or outstanding
Common stock; $0.0001 par value; 101,000,000 shares authorized; 73,402,516 shares issued and outstanding	7,000
Additional paid-in capital	134,000
Accumulated deficit	(374,000)

Total shareholders' equity deficiency	(233,000)

Total liabilities and shareholders' equity deficiency	$0

See note to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Revenues:
Miscellaneous	$0	$0	$0	$0

Operating expenses:
Accounting and legal	8,000	2,000	15,000	9,000
General and administrative	6,000	5,000	14,000	11,000

Total expenses	14,000	7,000	29,000	20,000

Net loss	(14,000)	(7,000)	(29,000)	(20,000)
Accumulated deficit, beginning of period	(360,000)	(320,000)	(345,000)	(307,000)

Accumulated deficit, end of period	$(374,000)	$(327,000)	$(374,000)	$(327,000)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	73,402,516	73,402,516	73,402,516	73,402,516

See note to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(29,000)	$(20,000)
Change in accounts payable	(1,000)	(4,000)

Net cash used in operating activities	(30,000)	(24,000)

Cash flows from financing activities:
Advances from Genesee Holdings Inc.	19,000	24,000

Net cash provided by financing activities	19,000	24,000

Net decrease in cash	(11,000)	0
Cash at beginning of period	11,000	1,000

Cash at end of period	$0	$1,000

See note to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

1.
Unaudited information:

  The consolidated financial statements for the three and six month periods ended March 31, 2002 and 2001 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the September 30, 2001 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

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

(b)
Forms 8-K

One Form 8-K was filed during the quarter ended March 31, 2002. It was dated Feburary 19, 2002 and reported the appointment of Deloitte & Touche LLP as the Company's independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION
By	/s/ MICHELLE KLINE Michelle Kline President and Treasurer (Principal Executive Officer and Principal Financial Officer)

Dated: April 30, 2002

QuickLinks

PART I
  ITEM 1—Financial Statements
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES NOTE TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
  ITEM 2— Plan of Operation
PART II
  ITEM 1— Legal Proceedings
  ITEM 2— Changes in Securities and Use of Proceeds
  ITEM 3— Defaults Upon Senior Securities
  ITEM 4— Submission of Matters to a Vote of Security Holders
  ITEM 5— Other Information
  ITEM 6— Exhibits and Reports on Form 8-K
SIGNATURES