Form 10QSB
period 2002-06-30
ESCAGENETICS CORP
filed 2002-08-12
CIK 810370

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Yes ☒        No ☐

        The number of shares of the issuer's common stock outstanding as of August 9, 2002 was 73,402,516 shares, par value $0.0001 per share.

PART I

ITEM 1—Financial Statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2002
ASSETS
Current assets:
Cash	$2,000

Total assets	$2,000

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY
Current liabilities:
Accounts payable	$8,000
Due to Genesee Holdings, Inc.	233,000

Total liabilities	241,000

Shareholders' equity deficiency:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; none issued or outstanding
Common stock; $0.0001 par value; 101,000,000 shares authorized; 73,402,516 shares issued and outstanding	7,000
Additional paid-in capital	134,000
Accumulated deficit	(380,000)

Total shareholders' equity deficiency	(239,000)

Total liabilities and shareholders' equity deficiency	$2,000

See note to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
Revenues:
Miscellaneous	$0	$0	$0	$0

Operating expenses:
Accounting and legal	2,000	2,000	17,000	11,000
General and administrative	4,000	7,000	18,000	18,000

Total expenses	6,000	9,000	35,000	29,000

Net loss	(6,000)	(9,000)	(35,000)	(29,000)
Accumulated deficit, beginning of period	(374,000)	(327,000)	(345,000)	(307,000)

Accumulated deficit, end of period	$(380,000)	$(336,000)	$(380,000)	$(336,000)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	73,402,516	73,402,516	73,402,516	73,402,516

See note to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(35,000)	$(29,000)
Change in accounts payable	2,000	(4,000)

Net cash used in operating activities	(33,000)	(33,000)

Cash flows from financing activities:
Advances from Genesee Holdings, Inc.	24,000	32,000

Net cash provided by financing activities	24,000	32,000

Net increase (decrease) in cash	(9,000)	(1,000)
Cash at beginning of period	11,000	1,000

Cash at end of period	$2,000	$0

See note to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

1. Unaudited information

        The consolidated financial statements for the three and nine month periods ended June 30, 2002 and 2001 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the September 30, 2001 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

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

        None

ITEM 3—Defaults Upon Senior Securities

        None

ITEM 4—Submission of Matters to a Vote of Security Holders

        None

ITEM 5—Other Information

        None

ITEM 6—Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit #		Exhibit Title
3.1	*	Certificate of incorporation
3.2	**	By-laws
99.1		Certification Pursuant to 18 U.S.C. Section 1350

*
Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1998.

**
Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1996.

(b)
Forms 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION

By	/s/ MICHELLE KLINE Michelle Kline President and Treasurer (Principal Executive Officer and Principal Financial Officer)

Dated: August 9, 2002

QuickLinks

PART I
  ITEM 1— Financial Statements
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ESCAGENETICS CORPORATION AND SUBSIDIARIES NOTE TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
  ITEM 2— Plan of Operation
PART II
  ITEM 1— Legal Proceedings
  ITEM 2— Changes in Securities and Use of Proceeds
  ITEM 3— Defaults Upon Senior Securities
  ITEM 4— Submission of Matters to a Vote of Security Holders
  ITEM 5— Other Information
  ITEM 6— Exhibits and Reports on Form 8-K
SIGNATURES