Form 10KSB
period 2002-09-30
ESCAGENETICS CORP
filed 2003-01-02
CIK 810370

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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

Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer's revenues for its most recent fiscal year were $-0-.

As of December 10, 2002, the aggregate market value of the voting stock held by non-affiliates (based upon the average bid and asked price on such date) was $8,297. Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

The number of shares outstanding of the issuer's common stock as of December 10, 2002 was 73,402,516 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

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

The Company has been dormant during the fiscal year ended September 30, 2002. The Company has had no employees since November 1996. The Company does not plan to continue the business activities that it conducted prior to its reorganization. It plans to pursue a business combination or other strategic transaction. No candidate for such a transaction has been identified. The Company believes its status as a public company may be attractive to a private company wishing to avoid an initial public offering but there is no guarantee that a business combination or other strategic transaction will be consummated.

Item 2—Description of Property

None.

Item 3—Legal Proceedings

None.

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2002.

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

	High	Low
Fiscal 2001
First Quarter	0.0313	0.0110
Second Quarter	0.0290	0.0110
Third Quarter	0.0220	0.0150
Fourth Quarter	0.0150	0.0100
Fiscal 2002
First Quarter	0.0100	0.0070
Second Quarter	0.0090	0.0060
Third Quarter	0.0050	0.0050
Fourth Quarter	0.0050	0.0050

The number of shareholders of record as of September 30, 2002 was 491.

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

The Company expects to fund its expenses during fiscal 2003 with advances from its majority shareholder, Holdings. These advances are expected to total approximately $50,000 during fiscal 2003. The Company expects Holdings to continue to fund its expenses until a business combination or other strategic transaction is consummated, however such funding is not guaranteed. There is no guarantee that the Company is a viable party for a business combination or other strategic transaction. If a business combination or other strategic transaction is not consummated in a timeframe suitable to Holdings or cannot be consummated due to excessive cost or for any other reason, Holdings may cease to advance funds to the Company.

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

None.

3

Part III

Item 9—Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth the name, age and position of each person who was serving as an executive officer or director of the Company as of December 10, 2002:

Name	Age	Office
Michelle Kline	45	President, Treasurer, Secretary, Director
Greg L. Key	37	Director

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

Based solely on its review of the copies of such reports received by the Company, the Company believes that, during the fiscal year ended September 30, 2002, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock, were complied with by such persons.

Item 10—Executive Compensation

The Company has had no employees since November 1996 and did not compensate its officer or directors during the fiscal year ended September 30, 2002. Ms. Kline and Mr. Key are compensated by their employer for services rendered to their employer. No portion of their compensation is specifically attributable to their service as an officer or director of the Company.

Item 11—Security Ownership of Beneficial Owners and Management

The table below sets forth information as to the beneficial owner of record that was known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company as of December 10, 2002.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Genesee Holdings, Inc. c/o ESCAgenetics Corporation Suite 605, 1075 Bellevue Way NE Bellevue, WA 98004	97,910,000 shares*	93.0%

*
Includes 31,850,000 shares that may be issued at the option of Holdings upon conversion of the Company's outstanding debt due to Holdings.

Neither Ms. Kline nor Mr. Key beneficially owns any shares of the Company or an interest in Holdings.

4

Item 12—Certain Relationships and Related Transactions

At September 30, 2002 the Company owed $240,000 to Holdings for loans provided to finance the Company's business activities. The loans are convertible into equity at the rate of 130 shares per dollar at Holding's option. Holdings has waived its right to receive interest on the loans through September 30, 2002. Subsequent to September 30, 2002, Holdings advanced an additional $5,000 to the Company.

During the fiscal year ended September 30, 2002, the Company paid $2,700 to an affiliate of Holdings for general and administrative expenses consisting primarily of accounting and research services.

Item 13—Exhibits, Lists and Reports on Form 8-K

(a)
The following exhibits are filed as part of this report:

Exhibit #		Exhibit Title
3.1	*	Certificate of incorporation
3.2	**	By-laws
21		Subsidiaries of registrant
99.1		Certification Pursuant to 18 U.S.C Section 1350

*
Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1998.

**
Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1996.

(b)
No reports on Form 8-K were filed during the fourth quarter of fiscal year 2002.

Item 14—Controls and Procedures

The Company has been dormant during the fiscal year ended September 30, 2002. The Company has had no employees since November 1996. Within 90 days prior to the filing date of this report, to the extent applicable to a dormant company, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14c). Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

5

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION
By	/s/ MICHELLE KLINE Michelle Kline, President
Dated: December 30, 2002
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ MICHELLE KLINE Michelle Kline, Principal Executive, Financial and Accounting Officer and Director
Date: December 30, 2002
/s/ GREG L. KEY Greg L. Key, Director
Date: December 30, 2002

CERTIFICATIONS

I, Michelle Kline, certify that:

1.
I have reviewed this annual report on Form 10-KSB of ESCAgenetics Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.
I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

(a)
all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 30, 2002
/s/ MICHELLE KLINE Michelle Kline Chief Executive Officer Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

ESCAgenetics Corporation
Bellevue, Washington

We have audited the accompanying consolidated balance sheet of ESCAgenetics Corporation and subsidiaries (the Company) as of September 30, 2002, and the related consolidated statements of operations and shareholders' equity (deficit), and cash flows for the year then ended. The financial statements of the Company for the year ended September 30, 2001, were audited by other auditors whose report, dated November 1, 2001, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the going concern issue discussed in Note 1 to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and shareholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Seattle, Washington
December 18, 2002

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2002

ASSETS
Current assets
Cash	$0

Total assets	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable	$4,000
Due to Genesee Holdings, Inc.	240,000

Total liabilities, all current	244,000

Shareholders' equity (deficit):
Preferred stock; $0.01 par value; 1,000,000 shares authorized; none issued or outstanding
Common stock; $0.0001 par value; 101,000,000 shares authorized; 73,402,516 shares issued and outstanding	7,000
Additional paid-in capital	134,000
Accumulated deficit	(385,000)

Total shareholders' equity (deficit)	(244,000)

Total liabilities and shareholders' equity (deficit)	$0

See notes to consolidated financial statements.

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
SHAREHOLDERS EQUITY (DEFICIT)

	Years ended September 30,
	2002	2001
Revenues	$0	$0

Operating expenses:
Accounting and legal	17,000	17,000
General and administrative	23,000	21,000

Total expenses	40,000	38,000

Net loss	(40,000)	(38,000)
Accumulated deficit, beginning of year	(345,000)	(307,000)

Accumulated deficit, end of year	$(385,000)	$(345,000)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	73,402,516	73,402,516

See notes to consolidated financial statements.

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(40,000)	$(38,000)
Change in accounts payable	(2,000)	(1,000)

Net cash used in operating activities	(42,000)	(39,000)

Net cash provided by financing activities, advances from Genesee Holdings, Inc.	31,000	49,000

Net increase (decrease) in cash	(11,000)	10,000
Cash at beginning of year	11,000	1,000

Cash at end of year	$0	$11,000

See notes to consolidated financial statements.

ESCAGENETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30 2002 AND 2001

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

  Genesee Holdings, Inc. ("Holdings") owns ninety percent of the outstanding common stock of the Company. Currently, all operating expenses are being funded by Holdings through a line of credit (Note 3). During the years ended September 30, 2002 and 2001, the Company paid $2,700 and $4,930, respectively, to an affiliate for operating expenses.

  The Company does not plan to continue the business activities that it conducted prior to its reorganization. It plans to pursue a business combination or other strategic transaction. No candidate for such a transaction has been identified. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Management believes Holdings will continue to fund expenditures until such time as a business combination or other strategic transaction is consummated, however such funding is not guaranteed.

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

2.
Shareholders' equity

  The Company has authorized 101,000,000 shares of Common Stock with a par value of $.0001 per share and 1,000,000 shares of Preferred Stock with a par value of $.01 per share. There were

  73,402,516 shares of Common Stock issued and outstanding at September 30, 2002 and 2001. No shares of Preferred Stock are outstanding.

3.
Due to Holdings

  At September 30, 2002 the Company owed $240,000 to Holdings for loans provided to finance the Company's business activities. The loans are convertible into equity at the rate of 130 shares per dollar at Holding's option. Holdings has waived its right to receive interest on the loans through September 30, 2002. Subsequent to September 30, 2002, Holdings advanced an additional $5,000 to the Company.

  On December 1, 2002, the Company entered into a promissory note with Holdings for the lesser of $300,000 or the aggregate principal amount of all unreimbursed advances made by Holdings to the Company. The note carries an annual interest rate of 5% and is due on demand.

4.
Income taxes

  The Company has accumulated net operating loss carryforwards of approximately $250,000 that are available to offset future taxable income, if any, through 2020. Realization of the net operating loss carryforwards is dependent upon future profitable operations. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at September 30, 2002.

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
  Item 13— Exhibits, Lists and Reports on Form 8-K
  Item 14— Controls and Procedures
SIGNATURES
CERTIFICATIONS
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2002
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND SHAREHOLDERS EQUITY (DEFICIT)
ESCAGENETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
ESCAGENETICS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30 2002 AND 2001