Form 10QSB
period 2002-12-31
ESCAGENETICS CORP
filed 2003-03-14
CIK 810370

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

Commission file number 1-9431

ESCAGENETICS CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware	94-3012230
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 605, 1075 Bellevue Way NE, Bellevue, WA	98004
(Address of Principal Executive Offices)	(Zip Code)

(206) 901-3595
(Issuer’s Telephone Number, Including Area Code)

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

Yes  ☒   No  ☐

The number of shares of the issuer’s common stock outstanding as of February 14, 2003 was 73,402,516 shares, par value $0.0001 per share.

Part 1

Item 1 - Financial Statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

December 31, 2002
ASSETS

Current assets:
Cash	$2,000

Total assets	$2,000

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Accounts payable	$9,000
Note Payable to Genesee Holdings, Inc.	245,000

Total liabilities	254,000

Shareholders' equity deficiency:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; none issued or outstanding
Common stock; $0.0001 par value; 101,000,000 shares authorized; 73,402,516 shares issued and outstanding	7,000
Additional paid-in capital	134,000
Accumulated deficit	(393,000)

Total shareholders' equity deficiency	(252,000)

Total liabilities and shareholders' equity deficiency	$2,000

See footnote to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
	2002	2001
Revenues:
Miscellaneous	$0	$0

Operating expenses:
Accounting and legal	2,000	9,000
General and administrative	6,000	6,000

Total expenses	8,000	15,000

Net loss	(8,000)	(15,000)

Accumulated deficit, beginning of period	(385,000)	(345,000)

Accumulated deficit, end of period	$(393,000)	$(360,000)

Net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	73,402,516	73,402,516

See footnote to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,000)	$(15,000)
Changes in accounts payable:	5,000	(3,000)

Net cash used in operating activities	(3,000)	(18,000)

Cash flows from financing activities:
Advances from Genesee Holdings, Inc.	5,000	11,000

Net (decrease) in cash	2,000	(7,000)

Cash at beginning of period	0	11,000

Cash at end of period	$2,000	$4,000

See footnote to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

1.               Unaudited information

The consolidated financial statements for the three month periods ended December 31, 2002 and 2001 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented.  Certain footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with the September 30, 2002 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2002.

ITEM 2 – Plan of Operation

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

The Company expects to fund its expenses during fiscal 2003 with advances from its majority shareholder, Genesee Holdings, Inc. (“Holdings”).  These advances are expected to total approximately $50,000 during fiscal 2003.  The Company expects Holdings to continue to fund its expenses until a business combination or other strategic transaction is consummated.  There is no guarantee that the Company is a viable party for a business combination or other strategic transaction.  If a business combination or other strategic transaction is not consummated in a timeframe suitable to Holdings or cannot be consummated due to excessive cost or for any other reason, Holdings will cease to advance funds to the Company.

The Company has no employees and no fixed assets.  The Company does not anticipate hiring any employees or purchasing any assets until such time as a business combination or other strategic transaction is consummated or is imminent.

ITEM 3 – Controls and Procedures

The Company has been dormant during the fiscal quarter ended December 31, 2002.  The Company has had no employees since November 1996.  Within 90 days prior to the filing date of this report, to the extent applicable to a dormant company, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II

ITEM 1 – Legal Proceedings

None.

ITEM 2 – Changes in Securities and Use of Proceeds

None.

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders

None

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit #		Exhibit Title
3.1	*	Certificate of incorporation
3.2	**	By-laws
99.1		Certification pursuant to 18 U.S.C. Section 1350

* Incorporated by reference to the Company’s Form 10-QSB for the quarter ended December 31, 1998.

** Incorporated by reference to the Company’s Form 10-QSB for the quarter ended December 31, 1996.

(b)  Forms 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION

By	/s/ Michelle Kline
Michelle Kline
President and Treasurer
(Principal Executive Officer and
Principal Financial Officer)

Dated: March 14, 2003

CERTIFICATIONS

I, Michelle Kline, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of ESCAgenetics Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period  covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.               I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent functions):

(a)          all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 14, 2003

/s/ Michelle Kline

Michelle Kline
Chief Executive Officer
Chief Financial Officer