Form 10QSB
period 2003-03-31
ESCAGENETICS CORP
filed 2003-04-02
CIK 810370

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒   No  ☐

The number of shares of the issuer’s common stock outstanding as of March 31, 2003 was 73,402,516 shares, par value $0.0001 per share.

PART I

ITEM 1 - Financial Statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2003
ASSETS

Current assets:
Cash	$0

Total assets	$0

LIABILITIES AND SHAREHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Accounts payable	$9,000
Due to Genesee Holdings Inc.	253,000

Total liabilities	262,000

Shareholders’ equity deficiency:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; none issued or outstanding
Common stock; $0.0001 par value; 101,000,000 shares authorized; 73,402,516 shares issued and outstanding	7,000
Additional paid-in capital	134,000
Accumulated deficit	(403,000)

Total shareholders’ equity deficiency	(262,000)

Total liabilities and shareholders’ equity deficiency	$0

See note to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Revenues:
Miscellaneous	$0	$0	$0	$0

Operating expenses:
Accounting and legal	3,000	8,000	5,000	15,000
General and administrative	7,000	6,000	13,000	14,000

Total expenses	10,000	14,000	18,000	29,000

Net loss	(10,000)	(14,000)	(18,000)	(29,000)

Accumulated deficit, beginning of period	(393,000)	(360,000)	(385,000)	(345,000)

Accumulated deficit, end of period	$(403,000)	$(374,000)	$(403,000)	$(374,000)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	73,402,516	73,402,516	73,402,516	73,402,516

See note to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(18,000)	$(29,000)
Change in accounts payable	5,000	(1,000)

Net cash used in operating activities	(13,000)	(30,000)

Cash flows from financing activities:
Advances from Genesee Holdings Inc.	13,000	19,000

Net cash provided by financing activities	13,000	19,000

Net decrease in cash	0	(11,000)

Cash at beginning of period	0	11,000

Cash at end of period	$0	$0

See note to financial statements

ESCAGENETICS CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

1.                    Unaudited information:

The consolidated financial statements for the three and six month periods ended March 31, 2003 and 2002 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented.  Certain footnote disclosures normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these consolidated financial statements.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with the September 30, 2002 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2002.

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

The Company has funded its expenses since the reorganization date with advances from its majority shareholder, Genesee Holdings, Inc. (“Holdings”).    If a business combination or other strategic transaction is not consummated in a timeframe suitable to Holdings or cannot be consummated due to excessive cost or for any other reason, Holdings may cease to advance funds to the Company.

The Company has no employees and no fixed assets.  The Company does not anticipate hiring any employees or purchasing any assets until such time as a business combination or other strategic transaction is consummated or is imminent.

ITEM 3 – Controls and Procedures

The Company was dormant during the fiscal quarter ended March 31, 2003.  The Company has had no employees since November 1996.  Within 90 days prior to the filing date of this report, to the extent applicable to a dormant company, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

(b)  Forms 8-K

Two current reports on Form 8-K were filed during the quarter ended March 31, 2003:  Form 8-K dated February 11, 2003,  reporting the termination of Deloitte & Touche LLP as the Company’s independent auditors;  Form 8-K dated March 12, 2003,  reporting the appointment of Hein + Associates LLP as the Company’s independent public accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION

By	/s/	Michelle Kline
Michelle Kline
President and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Dated: April 2, 2003

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

April 2, 2003

/s/ Michelle Kline

Michelle Kline
Chief Executive Officer
Chief Financial Officer