Form 10QSB
period 2003-06-30
ESCAGENETICS CORP
filed 2003-08-14
CIK 810370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended June 30, 2003

Commission file number 1-9431

                            ESCAGENETICS CORPORATION
                 (Name of Small Business Issuer in Its Charter)

Delaware                                    94-3012230
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

383 Inverness Parkway, Suite 100                          80112
(Address of Principal Executive Offices)                (Zip Code)

     (720) 889-0133
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]           No [ ]

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [X]           No [ ]

The number of shares of the issuer's common stock outstanding as of June 30, 2003 was 1,000,000 shares, par value $.001 per share.

                                                        ESCAgenetics Corporation
                                                   (a development stage company)

                                                                  Balance Sheets
                                                                     (unaudited)
================================================================================

                                                               June 30, 2003  September 30,2002
ASSETS                                                                  --                --
     Current Assets                                                     --                --
          Checking/Savings                                              --                --
               Money Market Access                               $  16,476         $     123
                                                                 ---------         ---------
          Total Checking/Savings                                 $  16,476         $     123
      Total Current Assets                                       $  16,476         $     123
                                                                 ---------         ---------
TOTAL ASSETS                                                     $  16,476         $     123
                                                                 =========         =========
LIABILITIES & EQUITY                                                    --                --
           Accounts Payable                                      $   4,633         $   3,600
           Due to Parent                                                --           240,000
                                                                 ---------         ---------
     Total Current Liabilities                                       4,633           243,600
                                                                 ---------         ---------
TOTAL LIABILITIES                                                $   4,633         $ 243,600
                                                                 =========         =========
Equity

     Common Stock                                                    7,424             5,243
     Additional Paid-in Capital                                    454,082           135,993
     Accumulated Deficit Prior to Development Stage               (405,734)         (384,713)
     Deficit Accumulated During Development Stage                  (43,929)               --
                                                                 ---------         ---------
     Total Equity                                                   11,843          (243,477)
                                                                 ---------         ---------
TOTAL LIABILITIES & EQUITY                                       $  16,476         $     123
                                                                 =========         =========

                                                        ESCAgenetics Corporation
                                                   (a development stage company)

                                                         Statement of Operations
                                                                     (unaudited)
================================================================================

                                                      Period from
                                                     April 1, 2003
                                                     (inception of
                                                   development stage)
                                                    to June 30, 2003
                                                    and Three-month      Three-month
                                                   period ended June  period ended June    Nine-month period    Nine-month period
                                                        30, 2003           30, 2002        ended June 30, 2003  ended June 30, 2002
                                                  --------------------------------------------------------------------------------
    Ordinary Income/Expense
         Expense                                  $         --         $         --        $         --        $         --
             Accrued Expenses                               --                   --                  --                  --
             Bank Service Charges                        2,000                   --                  --                  --
             Interest Expense                               --                   --                  --                  --
             Office Expenses                               536                   --                 536                  25
             Marketing                                      57                   --                  69                  --
             Postage                                       716                   --                 716                  --
             Professional Fees                              --                   --                  --                  --
                                Accounting Fees          2,200                2,000               8,450              10,415
                          Edgar Filing Services             --                3,541               1,625                  --
                                   Escrow Agent             --                   --                  --                  --
                                     Legal Fees         10,558                   98              14,974               7,298
                               Registered Agent             --                   --                  --                  --
                                 Transfer Agent          2,496                   --               8,609              11,101
             Rental Expenses                                85                  645                 730               1,290
             Salary Expenses                            24,500                   --              24,500                  --
             Shareholder Expenses                          781                   --                 963                  --
             Telephone                                      --                  110                 244                 355
             Tax and License                                --                   --               3,534               4,867
                                                  --------------------------------------------------------------------------------
             Total Operating Expenses                   43,929                6,394              64,950              35,351
         Total Expense                                  43,929                6,394              64,950              35,351

    Net Ordinary Income                                (43,929)              (6,394)            (64,950)            (35,351)
    Other Income/Expense                                    --                   --                  --
         Other Income                                       --                   --                  --                  --
             Interest Income                                --                   --                  --                  --
         Total Other Income                                 --                   --                  --                  --

    Net Other Income                                        --                   --                  --                  --
Net Loss                                          $    (43,929)        $     (6,394)       $    (64,950)       $    (35,351)
                                                  ================================================================================

      Net Loss Per Common Share                   $      (0.06)               (0.00)              (0.11)              (0.00)
                                                  ================================================================================

      Weighted-Average Number of Shares                     --                   --                  --                  --
    Outstanding                                   $    683,214           73,402,516             577,274          73,402,516
                                                  ================================================================================

                                                        ESCAgenetics Corporation
                                                   (a development stage company)

                                                         Statement of Cash Flows
                                                                     (unaudited)
================================================================================

                                                                                                          Period from
                                                                                                          April 1, 2003
                                                                                                          (inception of
                                                                Nine-month          Nine-month           development
                                                               period ended         period ended           stage) to
                                                              June 30, 2003         June 30, 2002        June 30, 2003
                                                              ------------          -------------        --------------
 OPERATING ACTIVITIES
 Net Income                                                   $    (64,950)         $    (35,351)         $    (43,929)
 Stock issued in lieu of compensation                               24,500                    --                24,500
 Adjustments to reconcile net income
 to net cash provided by operations:                                    --                    --                    --
                   Accounts Payable                                  1,033                 2,000                (6,789)
                   Accrued Expenses                                 13,100                    --                    --
                                                              ------------          ------------          ------------
Net cash provided by Operating Activities                          (26,317)             (33,351)               (26,218)
                                                              ------------          ------------          ------------

FINANCING ACTIVITIES
      Due to Parent                                                     --                24,000                    --
      Proceeds for the issuance of stock                            42,670                    --                42,670
                                                              ------------          ------------          ------------
         Net cash provided by Financing Activities                  42,670                24,000                42,670
                                                              ------------          ------------          ------------
    Net cash increase for period                                    16,353                (9,351)               16,452
                                                              ------------          ------------          ------------
    Cash at beginning of period                                        123                11,684                    24
                                                              ------------          ------------          ------------
    Cash at end of period                                     $     16,476          $      2,333          $     16,476
                                                              ============          ============          ============

SCHEDULE OF NON-CASH
FINANCING ACTIVITIES
      Conversion of Promissory Note and
      Accrued interest to common stock                             253,100                    --               253,100

                    ESCAGENETICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2003 AND 2002

1. Unaudited information:

The financial statements for the nine months ended June 30, 2003 and 2002 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the periods presented. Certain footnote disclosures normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements. Accordingly, these unaudited financial statements should be read in conjunction with the September 30, 2002 audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2002.

--------------------------------------------------------------------------------

2. Stock Transactions:

During April 2003, the Company declared a one for 140 reverse split of all outstanding common stock. All periods presented have reflected the reverse stock split.

During April, 2003, an entity owning 90% of the Company's common stock sold its interest to an individual (the Principal Stockholder), along with a $253,100 convertible note (the Note) due from the Company. The Principal Stockholder then converted the Note into 235,021 shares (per split) of common stock, in accordance with the terms of the note. As a result of this transaction, the Company is considered a development stage enterprise effective April 1, 2003.

The Company issued the Principal Stockholder and two other individuals 70,000 shares of common stock for services (valued at approximately $25,000) during the three months ended June 30, 2003.

The Company sold 179,625 shares of common stock to two individuals during the three months ended June 30, 2003 and received proceeds totaling $42,670.

ITEM 2 - Plan of Operation

Effective as of August 22, 1996, the Company was reorganized pursuant to a plan of reorganization that was confirmed by the U.S. Bankruptcy Court. The Company has had no revenues from operations since the reorganization date. The Company does not plan to continue the business activities that it previously conducted. It plans to pursue a business combination or other strategic transaction. The Company believes its status as a public company may be attractive to a private company wishing to avoid an initial public offering but there is no guarantee that a business combination or other strategic transaction will be consummated.

The Company has funded its expenses since the reorganization date with advances from its majority shareholder, Genesee Holdings, Inc. ("Holdings"). During April, 2003, Holdings sold its 90% interest in the Company's to an individual (the Principal Stockholder), along with a $253,100 convertible note (the Note) due from the Company. The Principal Stockholder then converted the Note into 235,021 shares of common stock, in accordance with the terms of the note. As a result of this transaction, the Company is considered a development stage enterprise effective April 1, 2003. If a business combination or other strategic transaction is not consummated in a suitable timeframe or cannot be consummated due to excessive cost or for any other reason, there is substantial doubt the Company will be able to continue as a going concern.

The Company has no employees and no fixed assets. The company does not anticipate hiring any employees or purchasing any assets until such time as a business combination or other strategic transaction is consummated or is imminent.

On June 20, 2003, the Company entered into a letter of intent to effect an acquisition of Shecom Corporation, a California-based value-added developer and distributor of computer hardware and electronic devices established in 1986.

The acquisition will be completed pursuant to the terms of a formal Acquisition Agreement. The Acquisition Agreement will require the issuance of 23 million newly issued shares of the Company common stock and will entail Shecom becoming a wholly-owned subsidiary of the Company. Upon completion of the Acquisition, the current owners of Shecom will own approximately 92.5% of the outstanding stock of the Company and the Company will change its name to Shecom Corporation.

The acquisition is dependent upon Shecom completing a bridge financing of at least $500,000 and other representations and conditions to be contained in a formal Acquisition Agreement. There can be no assurance that this acquisition will be completed.

ITEM 3 - Controls and Procedures

The Company was dormant during the fiscal quarter ended June 30, 2003. The Company has had no employees since November 1996. Within 90 days prior to the filing date of this report, to the extent applicable to a dormant company, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There are no significant changed in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                     PART II

ITEM 1 - Legal Proceedings - None

ITEM 2 - Changes in Securities and Use of Proceeds - None

ITEM 3 - Defaults upon Senior Securities - None

ITEM 4 - Submission of Matters to a Vote of Security Holders - None

ITEM 5 - Other Information - -None

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit #         Exhibit Title
---------         -------------

3.1*              Certificate of Incorporation

3.2**             By-Laws

31                Certification pursuant to Rule 13a-14(a) and 15d-14(a)

32                Certification pursuant to Section 1350 of Title 18 of the
                  United States Code

------------------

* Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1998.

** Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1996.

(b)  Forms 8-K

Two current reports on Form 8-K were filed during the quarter ended March 31, 2003: Form 8-K dated February 11, 2003, reporting the termination of Deloitte & Touche LLP as the Company's independent auditors; Form 8-K dated March 12, 2003, reporting the appointment of Hein + Associates LLP as the Company's independent public accounts.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCAGENETICS CORPORATION

By:_____________________________

Dated:  August _____, 2003