Form 10KSB
period 2003-09-30
KRYSTAL DIGITAL CORP
filed 2004-01-30
CIK 810370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended September 30, 2003.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

                          Commission File No. 000-27773

                           KRYSTAL DIGITAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                  (formerly known as ESCAgenetics Corporation)

 Delaware                                              94-3012230
 --------                                              ----------
(State or other jurisdiction of Incorporation)         (I.R.S. Employer
                                                       Identification No.)

                         925 WEST LAMBERT ROAD, SUITE A
                                 BREA, CA 92821

                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (714) 990-9300.
                                                      ---------------


Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class            Name of each Exchange on which Registered
      -------------------            -----------------------------------------
         Not Applicable                               None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the  registrant  was required to file such  reports),  and (2) has been
subject  to such  filing  requirements  for the past 90  days.  Yes  X     No
                                                                    ---   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. /X/

         The issuer's net sales for the most recent fiscal year were $0.

         The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on January 29, 2004 was approximately $110,095.

         As of January 29, 2004 there were 22,948,438 shares of Common Stock, par value $0.001 per share, outstanding.

PART I

ITEM 1.  BUSINESS

Formed in 1986, Krystal Digital Corporation ("the Company") was organized to develop and commercialize high-value, plant derived products for the agricultural and pharmaceutical markets. The Company actively conducted its business between 1987 and the early part of 1995. In January 1995, the Company scaled back its business activities and became largely a dormant business. In January 1996, the Company filed a bankruptcy petition for protection under Chapter 11 of the U.S. Bankruptcy Code.

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

The Company has been dormant during the fiscal year ended September 30, 2003. The Company has had no employees since November 1996. The Company does not plan to continue the business activities that it conducted prior to its reorganization.

On November 5, 2003 the Company consummated the acquisition of 100% of the capital stock of Shecom Corporation ("Shecom"). At the time of the transaction, there were 1,000,000 shares of common stock of the Company issued and outstanding and an additional 2,125,000 shares that it had agreed to issue upon consummation of the transaction for investment banking and related financial services. Under the terms of the agreement and plan of reorganization, the Company issued to the former stockholders of Shecom 19,823,438 shares of its common stock and warrants to purchase an additional 2,051,619 such shares, constituting 87.5% of the total issued and outstanding equity securities and shares of common stock underlying options and warrants, respectively.

The transaction was first reported in Schedule 14C sent to the shareholders of the Company and filed with the Securities and Exchange Commission (the "Commission") on October 8, 2003. The Form 8-K reporting the closing of the acquisition of Shecom was filed with the Commission on November 20, 2003. These and other reports filed by the Company are available to the public at www.sec.gov.

ITEM 2.  PROPERTIES

         None.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not subject to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of fiscal year 2003.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK


         The Company's Common Stock is quoted on the NASD's OTC Bulletin Board under the symbol "KDGC." The market for the Company's Common Stock is limited, sporadic and highly volatile. The following sets forth the high and low bid prices per share of the Company's Common Stock during its last two fiscal years as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


                                  COMMON STOCK


FISCAL 2002
First Quarter                                        $2.1     $0.84
Second Quarter                                       1.26     0.84
Third Quarter                                        0.84     0.7
Fourth Quarter                                       0.7      0.7

FISCAL 2003
First Quarter                                        $0.84    $0.14
Second Quarter                                       0.84     0.15
Third Quarter                                        4.9      0.18
Fourth Quarter                                       2.00     1.01

FISCAL 2004
First Quarter                                        $2.00    $0.65
Second Quarter (through January 29, 2004)            1.10     0.65


         On January 29, 2004, there were approximately 500 holders of record of the Company's 22,948,438, outstanding shares of Common Stock.

         On January 29, 2004, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $0.65.


DIVIDEND POLICY

         The Company has never paid or declared dividends on its common stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors. Management of the Company intends, for the foreseeable future, to retain future earnings for use in the Company's business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY PLANS

                              Number of securities to be     Weighted-average exercise   Number of securities
                                issued upon exercise of      price of outstanding        remaining available for
                             outstanding options, warrants   options, warrants and       future issuance under
                                      and rights             rights                      equity compensation plans

Equity compensation
plans approved by                           None             - - -                        None
security holders

Equity compensation
plans  not approved by                      None             - - -                        None
security holders

Total                                       None             - - -                        None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

This filing contains forward-looking statements. The words "anticipated," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

The Company had no revenues from operations since the reorganization date. The Company does not plan to continue the business activities that it previously conducted. The Company has no employees and no fixed assets. The Company does not anticipate hiring any employees or purchasing any assets other than as may be required by its wholly owned subsidiary, Shecom Corporation.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are outlined within Item 7 as Note 1 to the consolidated financial statements. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts it reports.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002

REVENUES
The Company did not report any revenues from continued operations for the year ended September 30, 2003.

OPERATING EXPENSES

   Accounting and Legal
      For the year ended September 30, 2003, the accounting and legal expenses increased to $36,000 from $17,000 for the year ended September 30, 2002. This increase is principally attributable to additional legal expenses incurred in connection with the Merger (see Recent Events).

   Selling, General and Administrative
      Selling, general and administrative expenses for the year ended September 30, 2003 were $43,000 as compared to $23,000 for the similar period in 2002. The increase in selling, general and administrative expenses is principally attributable to the issuance of 70,000 shares of common stock to the Principal Shareholder and two other directors for services, in lieu of compensation (see Note 2 to the Consolidated Financial Statements).

NET LOSS
Net loss for the year ended September 30, 2003 amounted to $79,000 as compared to a net loss of $40,000 for the year ended September 30, 2002. This increase in net loss is attributable to the increase in operating expenses, as discussed in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

At September 30, 3003, the Company had a working capital deficit of $3,000 and an accumulated deficit of $464,000. For the year ended September 30, 2003, net cash used in operating activities amounted to $87,000, a $5,000 decrease from the net cash used in operating activities for the comparable period in 2002.


Financing Activities

There were no financing activities during the fiscal year ended September 30, 2003 other than the proceeds from the issuance of 170,675 shares of common stock to two individuals (see Note 2 to the Consolidated Financial Statements). The financing activities for the fiscal year ended September 30, 2002 consisted of advances made by its former majority shareholder, Genesee Holdings, Inc. ("Holdings") on a term loan. The loan, which was converted into a promissory note (the "Note") on December 1, 2002, was subsequently sold to Kevin R. Keating, which in turn, converted the Note into equity during April 2003 (see
Note 2 to the Consolidated Financial Statements.)

See below for developments in this regard since September 30, 2003.

RECENT EVENTS

ACQUISITION OF SHECOM
On August 22, 2003, the Company, Shecom Acquisition Corp., a Colorado corporation and wholly owned subsidiary of the Company ("Mergeco") and Shecom Corporation, a Colorado corporation ("SHECOM"), entered into an Agreement and Plan of Reorganization, as amended on September 24, 2003 (as amended, the "MERGER AGREEMENT").

The Merger Agreement provided for the acquisition by the Company of Shecom. In the merger, the former stockholders of Shecom and the holders of warrants to purchase common stock of Shecom received that number of shares of common stock of the Company plus warrants to purchase Company common stock as represented, in the aggregate, 87.5% of the issued and outstanding shares of common stock of the Company after giving effect to the merger.

Immediately prior to the merger, there were 21,257,737 shares of Shecom common stock issued and outstanding, plus an additional 2,200,000 shares of Shecom common stock issuable upon exercise of certain warrants to purchase Shecom common stock, for a total of 23,457,000, fully-diluted outstanding Shecom shares. At the time of the merger, there were 1,000,000 shares of common stock of the Company issued and outstanding and an additional 2,125,000 shares that the Company agreed to issue upon consummation of the merger for investment banking and related financial services.

At the effective time of the merger, to entitle the existing holders of Shecom common stock and Shecom warrants to own 87.5% of the fully-diluted shares of its common stock, the Company issued 0.932558146 such shares and warrants to purchase 0.932558146 such shares for each outstanding share of Shecom common stock and each outstanding Shecom warrant. As a result, the then holders of Shecom equity securities received an aggregate of 19,823,438 shares of common stock and warrants to purchase an additional 2,051,619 shares of common stock. In addition, the Merger Agreement provided that, immediately after the effective date of the merger, the board of directors of the Company will consist of persons designated by the stockholders of Shecom.

LINE OF CREDIT

As of September 30, 2003, borrowings outstanding on Shecom's maximum $35.0 million line of credit with its principal senior lender were approximately $33.6 million, as compared to $34.8 million on June 30, 2003. The line of credit contains covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios. The ability to draw funds under this credit facility is dependent upon sufficient collateral based on accounts receivable availability. Shecom's senior lender has not agreed to increase Shecom's line of credit. As a result, throughout fiscal 2003, Shecom has been cash constrained and has had to rely on borrowings from its principal shareholder to fund operations. Shecom's principal senior lender has agreed to extend the maturity date of its line of credit to January 31,

2004, but also advised that it did not intend to renew such line of credit on the present terms, if at all. The lender and Shecom are presently in negotiations on the terms of any extension that the lender may offer.

The Company is attempting to negotiate a new line of credit with certain other potential lenders. Shecom recently received a non-binding proposal from another lender regarding a new line of credit. However, the Company has not as of the filing date of this report arranged for such an alternate facility.

There can be no assurance that Shecom will be able to timely refinance its senior credit facility or convince its existing lender to extend the maturity date of the current credit facility on acceptable terms, if at all.

If no financing is raised within the near future, there would be substantial doubt as to the Company's ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are included in this report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, the Company's Chief Executive Office and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms.

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter and year ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management of the Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each person who was serving as an executive officer or director of the Company as of January 29, 2004:

       NAME                       AGE      POSITION
       ----                       ---      --------
       Raju Shewa                 48       Chairman of the Board and Chief
                                           Executive Officer

       Phillip G. Trad            55       President and Director

       Fred Anavim                57       Chief Financial Officer and Director

       Vincent Franzone           48       Director

       John L. Titus              45       Director nominee


RAJU SHEWA. Mr. Shewa is the Chairman of the Board and Chief Executive Officer of Shecom Corporation. Mr. Shewa founded Shecom in 1986 and has guided it from its initial domestic and international sales of computer components and consumer electronics through the import, development and manufacturing of computer memory modules, peripherals and personal computers. Mr. Shewa began his career after obtaining his Bachelor of Commerce Degree in 1975 by forming a Tokyo trading company under the name Shewa Brother's Limited which specialized in the import and export of consumer electronics to the Middle East, Asia, Africa, and Europe with sales growing from $5.0 million to $40.0 million. In 1980, Shewa Brother's Limited moved to Frankfurt, West Germany to expand its base of operation and increase its market share internationally under the name of Shewa Brother's GMBH. Mr. Shewa is presently leading the development of a new computer technology and peripherals in order to provide new and expanding opportunities for Shecom Corporation.

PHILLIP G. TRAD. Mr. Trad is a Director and became the President of Shecom in 2001. For 12 years prior thereto he served as a consultant to Shecom. Mr. Trad is an attorney who has provided legal representation and consulting on a state and federal level to corporations, insurance companies, partnerships and joint venture investments to corporate and business ventures since 1979. Since 1995, Mr. Trad has been a director of PharmaPrint Inc., a Delaware corporation that specialized in the development and advancement of herbal and bio-active supplements and pharmaceutical development. From 1998 to 2001, Mr. Trad was the President of PharmaPrint Inc. having originally started with the corporation as its Senior Vice President and General Counsel in 1998. Mr. Trad's activities included domestic and international contract negotiations, facilities and equipment procurement and financing, investment counseling, as well as, public and private funding services.

FRED ANAVIM. Mr. Anavim, joined Shecom in 2001 as its Chief Financial Officer and Director. For approximately eleven years prior to joining Shecom, Mr. Anavim provided independent financial consulting services to various corporations in the computer import, manufacturing and distribution business specializing in internal controls, operations management, international credit and collection, import, export and customs clearing, and installation of integrated accounting systems. From 1982 to 1988, he provided services as the controller and accounting consultant to Project Development Company of Dallas, Texas which concentrated in multi-dimensional real estate transactions, corporate development and commercial financing services. From 1980 to 1982, Mr. Anavim served as a staff accountant and auditor for Deloitte & Touche and its predecessor firm. Mr. Anavim obtained an MA in Accounting from the Institute of Accountancy in London in 1973, a MS in International Business Management from the University of Texas at Dallas, and MBA in accounting and finance from North Texas State University.

VINCENT FRANZONE. For the past two years Mr. Franzone he has served as a Senior Vice President and Managing Director of InvestPrivate, LLC, a New York investment banking firm. For four years prior to such date, he served as Syndicate Manager of Prime Charter Equities LLC, a New York investment banking firm.

JOHN L. TITUS. Since February 1999, Mr. Titus has served as Vice President and Chief Financial Officer of Metering Technology Corporation, located in Scotts Valley, California, where he was responsible for all financial, treasury, investor relations, inventory control and other financial and administrative matters. He was instrumental in facilitating raising of both debt and equity capital and the sale of the company to a public corporation in April 2003. For two years prior thereto, Mr. Titus was a financial consultant with Murdock & Associates, Inc. From 1990 to 1997, Mr. Titus was President of a private commercial property management company, and co-founded a private publishing company. Mr. Titus holds a BA in finance from the University of Texas and received an MBA in business/finance at the University of Texas in 1983. It is anticipated that Mr. Titus, currently a nominee to the board of directors, will become a director within the next 90 days.

No family relationships exist between any of the Company's directors or executive officers.

Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

COMPLIANCE WITH SECTION 16 (a)

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding ten percent or more of the Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the year ended September 30, 2003, and based solely on a review of electronic filings made on the Commission's Edgar system, the Company does not believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company does not presently have a standing audit, compensation or nominating committee, though it anticipates forming an audit committee and a compensation committee within the near future.

MEETINGS OF THE BOARD OF DIRECTORS

During fiscal 2003, the Company held no meetings of the Board of Directors, taking all corporate action by written consent in lieu of a meeting.

ITEM 10.  EXECUTIVE COMPENSATION

The Company has had no employees since November 1996 and did not compensate its officer or directors during the fiscal year ended September 30, 2003 or at any time thereafter. Mr. Keating and Ms. Blackwell are compensated by their employer for services rendered to their respective employers. No portion of their compensation is specifically attributable to their service as an officer or director of the Company. Mr. Keating and Ms. Blackwell resigned on November 5, 2003, upon effectiveness of the merger whereby the Company acquired Shecom Corporation.

DIRECTOR COMPENSATION

Directors are reimbursed for expenses actually incurred in connection with each meeting of the board or any committee thereof attended. Effective November 15, 2003, Mr. Franzone purchased 50,000 shares of Company common stock for $1.00 per share, and will be entitled to automatic annual grants of rights to purchase an additional 50,000 shares of Company common stock for so long as he or she serves as a director; provided, that the maximum number of such shares such non-employee director shall be entitle to purchase shall be 250,000. All shares of Company common stock purchased shall be restricted shares, and all share purchases shall be at a price of at $1.00 per share. Directors may purchase their shares either for cash, or at the directors option, by delivering their 6% notes payable to the Company, together with accrued interest thereon, upon the earlier to occur of the sale of such shares or three years from the date of purchase.

EXECUTIVE COMPENSATION

Raju Shewa currently serves as the Company's Chief Executive Officer and Chairman of its Board of Directors pursuant to a three year employment agreement, dated as of November 15, 2003. The Shewa Employment Agreement provides for a minimum annual base salary payable to Mr. Shewa of $200,000, a minimum increase each year equal to the percentage rise in the Los Angeles wage index and certain incentive bonuses consisting of 10% of the amount, if any, by which the net income after taxes of the Company shall exceed $2,000,000 in any fiscal year, up to a maximum aggregate bonus not to exceed $100,000 in any such year.

Phillip G. Trad currently serves as the Company's President and a member of its Board of Directors pursuant to a three year employment agreement, dated as of November 15, 2003. The Trad Employment Agreement provides for a minimum annual base salary payable to Mr. Trad of $200,000, a minimum increase each year equal to the percentage rise in the Los Angeles wage index and certain incentive bonuses consisting of 10% of the amount, if any, by which the net income of the Company shall exceed $2,000,000 in any fiscal year, up to a maximum aggregate bonus not to exceed $100,000 in any such year. The Trad employment agreement provides entitles Mr. Trad to purchase 166,666 shares of Company common stock on November 15, 2003, 166,667 shares of Company common stock on November 15, 2004 and 166,667 shares of Company common stock. These 500,000 shares are all restricted securities and will be purchased for a price of $1.00 per share. Mr. Trad may purchase his shares either for cash, or at the directors option, by delivering their 6% notes payable to the Company, together with accrued interest thereon, upon the earlier to occur of the sale of such shares or three years from the date of purchase. No options have been exercised to date.

Fred Anavim serves as the Company's Treasurer and currently acts as its Chief Financial Officer pursuant to a three year employment agreement, dated as of November 15, 2003. The Anavim Employment Agreement provides for a minimum annual base salary payable to Mr. Anavim of $92,000, a minimum increase each year equal to the percentage rise in the Los Angeles wage index and certain incentive bonuses consisting of 5% of the amount, if any, by which the net income of the Company shall exceed $2,000,000 in any fiscal year, up to a maximum aggregate bonus not to exceed $50,000 in any such year. The Anavim employment agreement provides entitles Mr. Anavim to purchase 41,666 shares of Company common stock on November 15, 2003, 41,667 shares of Company common stock on November 15, 2004 and 41,667 shares of Company common stock. These 125,000 shares are all restricted securities and will be purchased for a price of $1.10 per share. Mr. Anavim may purchase his shares either for cash, or at the directors option, by delivering their 6% notes payable to the Company, together with accrued interest thereon, upon the earlier to occur of the sale of such shares or three years from the date of purchase. No options have been exercised to date. Mr. Anavim's agreement provides that if the Company engages the services of a Senior Vice-President of Finance and Administration and Chief Financial Officer, Mr. Anavim would continue as Treasurer of the Company and its Shecom subsidiary.

INDEMNIFICATION

The Company's Restated Certificate of Incorporation includes provisions to indemnify its officers and directors against damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer; provided, however, that the liability of such officers and directors shall only be indemnified if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

Under the General Corporation Law of the State of Delaware, the Company may indemnify its officers and directors for various expenses and damages resulting from their acting in those capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "SECURITIES ACT") may be permitted to the officers, directors or persons controlling the Company pursuant to those provisions, counsel has informed the Company that, in the opinion of the Commission, indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 29, 2004, the Company's authorized capitalization consisted of 100,000,000 shares of common stock, par value $.001 per share. As of January 29, 2004, there were 22,948,438 shares of common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of common stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth ownership information as of January 29, 2004, with respect to (i) each current director or executive officer of the Company,
(ii) each current director and executive officer, (iii) all directors and executive officers as a group and (iii) each person known to the Company to be a beneficial owner of more than 5% of its outstanding voting securities. Each share of common stock is entitled to one vote. Unless otherwise noted, the address of each of the individuals listed below is c/o Krystal Digital Corporation, 925 West Lambert Road, Suite A, Brea, Ca 92821.

NAME                                              NUMBER OF SHARES BENEFICIALLY OWNED (1)   PERCENTAGE OWNED
----                                              ---------------------------------------   ----------------

Raju  Shewa,  Chairman  of the  Board and Chief
Executive Officer                                                               10,000,000               40.0%

Phillip G. Trad, President and Director (2)                                      2,000,000               8.0%

Fred Anavim, Treasurer and Director (2)                                          2,000,000               8.0%

Vincent J. Franzone, Director (2) (3)                                              525,000               2.5%

John L. Titus, Director nominee                                                          0              - - -

Michael Khorandi                                                                 5,000,000              20.0%

Kevin R. Keating                                                                   875,000               3.5%

All directors and executive officers as a group
(4 persons)                                                                     20,731,000              82.9%

-----------------------
* Less than one percent.

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Exchange Act, and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Company's common stock shown as beneficially owned by him.

(2) Messrs. Shewa, Trad, Anavim and Franzone are designees of Shecom and became members of the board of directors of the Company upon consummation of the merger. Immediately following the merger, Kevin R. Keating and Margie L. Blackwell, the two former directors of the Company as officers and directors, resigned from such positions.

(3) Upon completion of the merger, an aggregate of 1,250,000 shares of Company common stock were issued in equal amounts to each of Mr. Franzone and his business associate in connection with their introduction of the Company to Shecom and its investment bankers.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Kevin R.  Keating,  the former  President  and  controlling  stockholder  of the
Company (owning 93.1% of its outstanding Common Stock) prior to the merger whereby the Company acquired Shecom, is the father of the principal stockholder of Keating Investments, LLC, the investment banking firm that rendered services to the Company in connection with the merger. Keating Investments LLC received an aggregate of 175,000 shares of Company common stock as compensation for its services in connection the negotiation and consummation of the merger. Mr.
Keating is not affiliated with and has no equity interest in Keating Investments, LLC and disclaims any beneficial interest in the Company common stock to be issued to Keating Investments, LLC. Similarly, Keating Investments, LLC disclaims any beneficial interest in the shares of Company common stock currently owned by Kevin R. Keating.

Vincent J. Franzone, a member of the board of directors of the Company, received 125,000 shares of Company common stock upon closing of the merger as compensation in connection with his introduction of Shecom to the Company and its investment bankers.

Under a proposed strategic alliance and distribution arrangement, it is contemplated that Messrs. Raju Shewa, Phillip G. Trad and Fred Anavim, three of the principal stockholders and the senior executive officers of the Company and Shecom, will own approximately 25% of the capital stock of Azia Digital Corporation, a Delaware corporation ("ADC"). ADC has been organized to purchase a line of digital televisions, flat screen computer monitors, DVDs and other home entertainment consumer electronic products from an unaffiliated manufacturer of such products located in mainland China. It is contemplated that ADC will finance the purchase of such products and resell them to Shecom at a profit of between 10% and 20% of ADC's cost under a proposed distribution agreement with Shecom. An affiliate of the Chinese manufacturer will own the remaining 75% equity interest in ADC. Shecom believes that this arrangement will enable it to establish, without significant financing costs, a strategic alliance with a substantial manufacturer that provides private label home entertainment consumer electronic products to major OEMs and distributors, and become the exclusive distributor of these products in North America.

In 2000 and 2001, Shecom borrowed an aggregate of approximately $4.9 million from Raju Shewa, the principal stockholder, Chairman of the Board and Chief
Executive Officer of the Company and Shecom. These loans are evidenced by various Shecom notes payable to Mr. Shewa bearing interest at rates between 6% and 9% per annum. The Shecom notes payable to Mr. Shewa mature between December 31, 2007 and 2010, and are subordinated to all indebtedness owed by Shecom to its principal senior secured lender.

Raju Shewa has guaranteed repayment of an aggregate of $2.0 million of bridge loans made by certain unaffiliated investors to Shecom in early 2003, and secured such guaranty by a second mortgage and deed of trust on his personal residence and on the real estate located in Yorba Linda, California that was previously leased to Shecom, as its principal executive offices, warehouse and assembly facility. In connection with the recent sale of the sale of the Yorba Linda, California property, the approximately $294,000 of net cash proceeds received by the Shewa Family Trust in excess of the amount required to retire a first mortgage and deed of trust securing such property was placed in escrow for the benefit of the holders of $2.0 million of bridge notes. In October 2003, $75,000 of such proceeds were used for a down payment in connection with the contemplated purchase by the Shewa trust of a replacement property in Brea, California to be leased to Shecom upon completion of construction. Such replacement facility is expected to be ready for occupancy by Shecom in or about June 2004.

Upon completion of the new facility purchased by the Shewa Family Trust for approximately $2.3 million, it is anticipated that Shecom will lease such facility under a five year triple net lease (with Shecom paying all operating expenses) at an annual rental of $180,000 per annum.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8- K

(a)  Exhibits

Exhibit 31. Rule 13a-14(a)/15d-14(a) Certification.

Exhibit  32.1  Certification  by the  Chief  Executive  Officer  and  its  Chief
Financial   Officer   Relating  to  a  Periodic  Report   Containing   Financial
Statements.*

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the last quarter covered by this report.

* The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                   SIGNATURES




         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    KRYSTAL DIGITAL CORPORATION


                                    By: /s/ RAJU SHEWA
                                        ----------------------------
                                        Raju Shewa
                                       CEO and Chairman of the Board





           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature                            Title                                Date
---------                            -----                                ----

/s/ RAJU SHEWA                       CEO and chairman of the board        January 29, 2004
-----------------------
Raju Shewa


/s/ PHILLIP TRAD                     President and director               January 29, 2004
-----------------------
Phillip Trad


/s/ FRED ANAVIM                      Director                             January 29, 2004
-----------------------
Fred Anavim


/s/ VINCENT FRANZONE                 Director                             January 29, 2004
-----------------------
Vincent Franzone

INDEPENDENT AUDITORS' REPORT


Krystal Digital Corporation
Brea, CA

We have audited the accompanying consolidated balance sheet of Krystal Digital Corporation (formerly known as ESCAgenetics Corporation) and subsidiaries (the Company) as of September 30, 2003, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2003, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 5 to the financial statements, the Company's recurring losses from operations and shareholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Hein + Associates LLP

Orange, California
January 23, 2004

                  KRYSTAL DIGITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2003


                                     ASSETS

Current assets

   Cash                                                               $   6,000
                                                                      ---------

        Total assets                                                  $   6,000
                                                                      ---------


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:

   Accounts payable                                                   $   2,000
   Accrued expenses                                                       7,000
                                                                      ---------

      Total liabilities, all current                                      9,000
                                                                      ---------


Shareholders' equity (deficit):

   Preferred stock; $0.01 par value; 1,000,000 shares authorized;
      none issued or outstanding
   Common stock; $0.0001 par value; 100,000,000 shares authorized;
      1,000,000 shares issued and outstanding                             7,000
   Additional paid-in capital                                           454,000
   Accumulated deficit                                                 (464,000)
                                                                      ---------

      Total shareholders' equity (deficit)                               (3,000)
                                                                      ---------

        Total liabilities and shareholders' equity (deficit)          $   6,000
                                                                      ---------




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  KRYSTAL DIGITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       YEARS ENDED SEPTEMBER 30,
                                                       ------------------------
                                                          2003           2002
                                                       ---------      ---------

Revenues                                               $       0      $       0
                                                       ---------      ---------

Operating expenses:

   Accounting and legal                                   36,000         17,000
   General and administrative                             43,000         23,000
                                                       ---------      ---------

      Total expenses                                      79,000         40,000
                                                       ---------      ---------


Net loss
                                                       $ (79,000)     $ (40,000)
                                                       ---------      ---------

Net loss per share, basic and diluted
                                                       $   (0.12)     $   (0.08)
                                                       ---------      ---------

Weighted average common shares outstanding               683,824        524,304
                                                       ---------      ---------




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  KRYSTAL DIGITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                          SHAREHOLDERS EQUITY (DEFICIT)

                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                      ADDITIONAL
                                              COMMON       COMMON      PAID-IN    ACCUMULATED
                                              SHARES       STOCK       CAPITAL      DEFICIT        TOTAL
                                            ---------    ---------    ---------   -----------    ---------
BALANCE, OCTOBER 1, 2001                      524,304    $   7,000    $ 134,000    $(345,000)    $(204,000)
       Net loss                                     0         0.00         0.00      (40,000)      (40,000)
                                            ---------    ---------    ---------    ---------     ---------

BALANCE, SEPTEMBER 30, 2002                   524,304    $   7,000    $ 134,000    $(385,000)    $(244,000)
       Promissory note conversion             235,021         0.00      253,000           --       253,000
       Common shares issued to directors
       for services                            70,000         0.00       24,000           --        24,000
       Common shares issued to investors      170,675         0.00       43,000           --        43,000
       Net loss                                     0         0.00         0.00      (79,000)      (79,000)
                                            ---------    ---------    ---------    ---------     ---------
BALANCE, SEPTEMBER 30, 2003                 1,000,000    $   7,000    $ 454,000    $(464,000)    $  (3,000)
                                            =========    =========    =========    =========     =========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  KRYSTAL DIGITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     YEARS ENDED SEPTEMBER 30,
                                                     -------------------------
                                                         2003         2002
                                                      ---------     ---------
Cash flows from operating activities:

   Net loss                                           $ (79,000)    $ (40,000)
   Adjustments to reconcile net loss to net cash
      used in operations:
   Stock issued in lieu of compensation                  24,000          0.00
            Accounts payable                             (2,000)       (2,000)
            Accrued interest on note                     13,000          0.00
            Accrued expenses                              7,000          0.00
                                                      ---------     ---------

      Net cash used in operating activities             (37,000)      (42,000)
                                                      ---------     ---------

Cash flows from financing activities:

         Advances from Genesee Holdings, Inc.              0.00        31,000
         Proceeds from the issuance of stock             43,000          0.00
                                                      ---------     ---------

      Net cash provided by financing activities          43,000        31,000



Net increase (decrease) in cash                           6,000       (11,000)
                                                      ---------     ---------

Cash at beginning of year                                     0        11,000
                                                      ---------     ---------

Cash at end of year                                   $   6,000     $       0
                                                      ---------     ---------

 Schedule of non-cash financing activities:

Conversion of promissory note and accrued
   interest to common stock                             253,000          0.00
                                                      ---------     ---------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  KRYSTAL DIGITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30 2003 AND 2002


1.   Summary of significant accounting policies

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Krystal Digital Corporation, formerly known as ESCAgenetics Corporation ("Krystal Digital," or the "Company") and its majority and wholly owned subsidiaries, PHYTOpharmaceuticals, Inc. and SRE ESCAgenetics Corporation, after elimination of all significant intercompany accounts and transactions. The Company's subsidiaries did not have any significant operating activities during the periods presented.

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

     Prior to April 2003, Genesee Holdings, Inc. ("Holdings") owned ninety percent of the outstanding common stock of the Company. Prior to that date, Holdings funded all operating expenses through a term loan. During the year ended September 30, 2002, the Company paid $2,700 on the loan. Holdings has waived its right to receive interest on the loan through December 31, 2002, when the loan was converted into a promissory note (Note 2). During April 2003, Holdings sold its interest to Kevin R. Keating ("Keating" or the "Principal Stockholder"), (Note 2). At September 30, 2003, the Principal Stockholder owned ninety three percent of the outstanding common stock of the Company.

     The Company does not plan to continue the business activities that it conducted prior to its reorganization. It plans to pursue a business combination or other strategic transaction. A candidate for such a transaction was identified subsequent to year-end (Note 5). Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

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

2.   Shareholders' equity

     The Company has authorized 100,000,000 shares of Common Stock with a par value of $.0001 per share and 1,000,000 shares of Preferred Stock with a par value of $.01 per share. There were

     1,000,000 shares of Common Stock issued and outstanding at September 30, 2003. No shares of preferred stock are outstanding.

     On December 1, 2002, the Company entered into a promissory note with Holdings for the lesser of $300,000 or the aggregate principal amount of all unreimbursed advances made by Holdings to the Company, with an annual interest rate of 5% and due on demand. The note was convertible into equity at a rate of 130 shares per dollar at Holdings' option.

     During April, 2003, Holdings sold its interest in the Company to Keating , along with the convertible note (the "Note") due from the Company, totaling $253,000 as of that date. Keating then converted the Note into 235,021 shares (post split) of common stock, in accordance with the terms of the note. As a result of this transaction, the Company is considered a development stage enterprise effective April 1, 2003.

     During April 2003, the Company declared a one for 140 reverse split of all outstanding common stock. All periods presented have reflected the reverse stock split.

     During May 2003, the Company sold 170,675 shares of common stock to two individuals and received proceeds totaling $43,000.

     During June 2003, the Company issued the Principal Stockholder and two other directors 70,000 shares of common stock for services, valued at approximately $24,000 (Note 4).

3.   Income taxes

     The Company has accumulated net operating loss carryforwards of approximately $320,000 that are available to offset future taxable income, if any, through 2020. Realization of the net operating loss carryforwards is dependent upon future profitable operations. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at September 30, 2003.

4.   Related party transactions

     On June 3, 2003, the Board of Directors authorized the issuance of 70,000 shares of common stock to the Principal Stockholder and two other directors of the Company, in lieu of compensation. The shares were valued at approximately $24,000 on the date of issuance (Note 2).

     Keating is the father of the principal stockholder of Keating Investments, LLC, the investment banking firm that rendered services to the Company in connection with the merger (Note 5) of a newly created subsidiary of the Company with and into Shecom Corporation ("Shecom"). Keating Investments LLC received an aggregate of 175,000 shares of common stock as compensation for its services in connection with the negotiation and consummation of the merger. Keating is not affiliated with and has no equity interest in Keating investments, LLC and disclaims any beneficial interest in the shares of common stock issued to Keating Investments, LLC. Similarly, Keating Investments, LLC disclaims any beneficial interest in the shares of common stock currently owned by Keating

5.   Subsequent events.

     On August 22, 2003, the Company entered into an agreement and plan of reorganization, as amended on September 24, 2003, with Shecom and on November 5, 2003, completed the merger of Shecom Acquisition Corporation with and into Shecom, thereby acquiring 100% of the capital stock of Shecom. In connection with the merger, ESCAgenetics Corporation changed its corporate name to Krystal Digital Corporation. The merger will be accounted for as a reverse acquisition in which Shecom is the accounting acquiror and Krystal Digital is the legal acquiror. The management of Shecom will be the management of the Company. Prior to the merger, Keating, the controlling stockholder of Krystal Digital, owned approximately 93.1% of the shares of its common stock. In connection with the merger, Krystal Digital issued to the then shareholders of Shecom and the holders of warrants to purchase additional shares of Shecom common stock, that number of shares of common stock of Krystal Digital and warrants to purchase additional shares of Krystal Digital common stock as represented (assuming full exercise of such warrants) 87.5% of the issued and outstanding shares of common stock of Krystal Digital on a fully-diluted basis, after giving effect to the merger.

     Shecom's line of credit expires on December 31, 2003, and the principal senior lender has advised that it does not intend to renew such line of credit and has requested that Shecom seek and obtain alternative asset based financing. Shecom is currently in discussions with several banks to take over the existing line of credit and is attempting to obtain an alternative credit line. If Shecom is unable to timely obtain alternate senior credit facility, it might not be able to continue its business as presently conducted, if at all.

INDEX TO EXHIBITS


EXHIBIT NO.                DESCRIPTION OF EXHIBITS

21.01                      Subsidiaries of Registrant. (1)

31.01 and 31.02            Rule 13a-14(a)/15d-14(a) Certifications

32.01 and 32.02            Certification  by the  Chief  Executive  Officer  and
                           Chief Financial Officer Relating to a Periodic Report
                           Containing Financial Statements



(1) Filed herewith.