Form 10QSB
period 2003-12-31
KRYSTAL DIGITAL CORP
filed 2004-03-15
CIK 810370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended December 31, 2003

Commission file number 1-9431


                           KRYSTAL DIGITAL CORPORATION
                 (Name of Small Business Issuer in Its Charter)


Delaware                                 94-3012230
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


925 WEST LAMBERT ROAD, SUITE A, BREA, CA                92821
(Address of Principal Executive Offices)                (Zip Code)


(714) 990-9300
(Issuer's Telephone Number, Including Area Code)


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

Yes [X]           No [ ]

The number of shares of the issuer's common stock outstanding as of December 31, 2003 was 200,000 shares, par value $.001 per share.

                   KRYSTAL DIGITAL CORPRATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003

                                   (UNAUDITED)

                   ASSETS

Current assets:

   Cash                                                                       $   1,000
                                                                              ---------


        Total assets                                                          $   1,000
                                                                              ---------


         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

   Accrued expenses                                                           $   7,000
                                                                              ---------

      Total liabilities                                                           7,000
                                                                              ---------


Shareholders' equity (deficit):
   Preferred stock; $0.01 par value; 1,000,000 shares authorized;
   none issued or outstanding Common stock; $0.0001 par value;
   100,000,000 shares authorized; 200,000 shares issued and outstanding           7,000
   Additional paid-in capital                                                   454,000
   Accumulated deficit                                                         (467,000)
                                                                              ---------

      Total shareholders' equity (deficit)                                       (6,000)
                                                                              ---------

        Total liabilities and shareholders' equity (deficit)                  $   1,000
                                                                              ---------

                 See notes to consolidated financial statements.

                  KRYSTAL DIGITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                               THREE-MONTHS ENDED DECEMBER 31,
                                               -------------------------------
                                                   2003              2002
                                                 ---------        ---------

Revenues                                         $       0        $       0
                                                 ---------        ---------

Operating expenses:
   Accounting and legal                              2,000            2,000
   General and administrative                        1,000            6,000
                                                 ---------        ---------

      Total expenses                                 3,000            8,000
                                                 ---------        ---------

Net loss                                         $  (3,000)       $  (8,000)
                                                 ---------        ---------

Accumulated deficit, beginning of period          (464,000)        (385,000)
                                                 ---------        ---------

Accumulated deficit, end of period               $(467,000)       $(393,000)
                                                 =========        =========

Net loss per share                               $   (0.02)       $   (0.07)
                                                 =========        =========

Weighted average common shares outstanding         200,000          104,861
                                                 =========        =========


                 See notes to consolidated financial statements.

                  KRYSTAL DIGITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                 THREE-MONTHS ENDED DECEMBER 31,
                                                 -------------------------------

                                                       2003           2002
                                                      -------        -------
Cash flows from operating activities:
   Net loss                                           $(3,000)       $(8,000)
      Changes in accounts payable                      (2,000)         5,000
                                                      -------        -------

      Net cash used in operating activities            (5,000)        (3,000)
                                                      -------        -------


Cash flows from financing activities:
       Advances from Genesee Holdings, Inc.                 0          5,000
                                                      -------        -------

      Net cash provided by financing activities             0          5,000
                                                      -------        -------


Net increase (decrease) in cash                        (5,000)         2,000

Cash at beginning of period                             6,000              0
                                                      -------        -------

Cash at end of period                                 $ 1,000        $ 2,000
                                                      =======        =======


                 See notes to consolidated financial statements.

                  KRYSTAL DIGITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

1.    Summary of significant accounting policies

      Principles of consolidation and basis of presentation

      The consolidated financial statements include the accounts of Krystal Digital Corporation (the "Company") and its majority and wholly owned subsidiaries, PHYTOpharmaceuticals, Inc. and SRE ESCAgenetics Corporation, after elimination of all significant intercompany accounts and transactions. The Company's subsidiaries did not have any significant operating activities during the periods presented.

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

      Prior to April 2003, Genesee Holdings, Inc. ("Holdings") owned ninety percent of the outstanding common stock of the Company. During April 2003, Holdings sold its interest to Kevin R. Keating ("Keating"), the Principal Stockholder. The Principal Stockholder owns ninety three percent of the outstanding common stock of the Company.

      On August 22, 2003, the Company entered into an agreement and plan of reorganization, as amended on September 24, 2003, with Shecom and on November 5, 2003, completed the merger of Shecom Acquisition Corporation with and into Shecom, thereby acquiring 100% of the capital stock of Shecom. On February 29, 2004 the Company's Board of Directors unanimously adopted and shareholders holding a majority of the Common Stock approved a resolution authorizing and approving a Mutual Termination Agreement (the "Agreement") pursuant to which the merger by and between the Company, Shecom Acquisition Corporation and Shecom Corporation will be rescinded.

      The Board and such shareholders believe that it is in the best interests of the Company and its shareholders to terminate and rescind the merger because Shecom is unable to produce audited financial statements which has resulted in the Company's inability to comply with the Commission's requirements for reporting entities. Specifically, due to Shecom's inability to produce audited financial statements, the Company has been unable to provide the financial statements required to complete its Current Report on Form 8-K or to provide financial statements for its Quarterly Reports on Form 10-Q.

      The Agreement provides that each party will release and discharge the other from any and all claims, actions and liabilities arising from or in connection with the Plan and Agreement of Reorganization, the events leading up to and including the termination and rescission of the merger as well as any and all claims arising from the Agreement.

      The Agreement will become effective (the "Effective Date") 20 days after the date that the Company's Information Statement is mailed to the record holders of its common stock, which is expected to be on or about April 12, 2004. On the Effective Date, the Shareholders will tender to the Company the shares received by them pursuant to the merger and the Company will deliver to the Shareholders the shares they received in the merger. Thereafter, the Company will no longer have any ownership interest in Shecom, which will then be 100% owned by the Shareholders and the Shareholders will no longer have any ownership interest in the Company. The Company will cancel the shares tendered to it upon receipt. Immediately after the Effective Date the Company will change its name to Sunningdale, Inc.

      Because the Company never effectively had control of Shecom nor had the financial information of Shecom and as a result of the termination and rescission of the merger, the accompanying financial statements were prepared as if the merger had never taken place.

      The Company plans to pursue a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations.

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

      Net loss per share

      Net loss per share is calculated on the basis of weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation, as their effect is anti-dilutive.

2.    Shareholders' equity

      The Company has authorized 100,000,000 shares of Common Stock with a par value of $.0001 per share and 1,000,000 shares of Preferred Stock with a par value of $.01 per share. There were 200,000 shares of Common Stock issued and outstanding at December 31, 2003. No shares of preferred stock are outstanding.

      The Company declared a one-for-140 reverse split of all outstanding common stock during April 2003 and a one-for-five reverse split during January 2004. All periods presented have reflected the reverse stock splits.

3.    Income taxes

      The Company has accumulated net operating loss carryforwards of approximately $320,000 that are available to offset future taxable income, if any, through 2020. Realization of the net operating loss carryforwards is dependent upon future profitable operations. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at December 31, 2003.

4.    Related party transactions

      Kevin R. Keating is the father of the principal stockholder of Keating Investments, LLC, the investment banking firm that rendered services to the Company in connection with the merger (Note 1). Mr. Keating is not affiliated with and has no equity interest in Keating investments, LLC and disclaims any beneficial interest in the Company common stock to be issued to Keating Investments, LLC. Similarly, Keating Investments, LLC disclaims any beneficial interest in the shares of Company common stock currently owned by Kevin R. Keating.

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

The Company is considered a development stage enterprise effective April 1, 2003. Its principal stockholder has agreed to provide such funds as are necessary to meet its ongoing obligations. If a business combination or other strategic transaction is not consummated in a suitable timeframe or cannot be consummated due to excessive cost or for any other reason, there is substantial doubt the Company will be able to continue as a going concern.

ITEM 3 - Controls and Procedures

The Company was dormant during the fiscal quarter ended December 31, 2003. The Company has had no employees since November 1996. Within 90 days prior to the filing date of this report, to the extent applicable to a dormant company, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There are no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

ITEM 5 - Other Information

On February 29, 2004 the Company's Board of Directors unanimously adopted and shareholders holding a majority of the Common Stock approved a resolution authorizing and approving a Mutual Termination Agreement (the "Agreement") pursuant to which the merger by and between the Company, Shecom Acquisition Corporation and Shecom Corporation ("Shecom") will be rescinded.

The Board and such shareholders believe that it is in the best interests of the Company and its shareholders to terminate and rescind the merger because Shecom is unable to produce audited financial statements which has resulted in the Company's inability to comply with the Commission's requirements for reporting entities. Specifically, due to Shecom's inability to produce audited financial statement, the Company has been unable to provide the financial statements required to complete it Current Report on Form 8-K or to provide financial statements for its Quarterly Reports on Form 10-Q.

The Agreement provides that each party will release and discharge the other from any and all claims, actions and liabilities arising from or in connection with the Plan and Agreement of Reorganization, the events leading up to and including the termination and rescission of the merger as well as any and all claims arising from the Agreement.

The Agreement will become effective (the "Effective Date") 20 days after the date that the Company's Information Statement is mailed to the record holders of its common stock, which is expected to be on or about April 12, 2004. On the Effective Date, the Shareholders will tender to the Company the shares received by them pursuant to the merger and the Company will deliver to the Shareholders the shares they received in the merger. Thereafter, the Company will no longer have any ownership interest in Shecom, which will then be 100% owned by the Shareholders and the Shareholders will no longer have any ownership interest in the Company. The Company will cancel the shares tendered to it upon receipt. Immediately after the Effective Date the Company will change its name to Sunningdale, Inc.

The Company has filed a Form 8-K, which describes the terms of the Mutual Termination Agreement, a copy of which is attached hereto as Exhibit 2.1.

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

ITEM 3 - Defaults upon Senior Securities - None

ITEM 4 - Submission of Matters to a Vote of Security Holders - None

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits


     Exhibit #         Exhibit Title
     ---------         -------------

     2.1*              Mutual Termination Agreement

     3.1**             Certificate of Incorporation

     3.2***            By-Laws

     31                Certification pursuant to Rule 13a-14(a) and 15d-14(a)

     32 Certification pursuant to Section 1350 of Title 18 of the United States Code

------------------

* Incorporated by reference to the Company's Form 8-K filed on March 10, 2004.

** Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1998.

*** Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1996.

(b) Forms 8-K

The following current reports on Form 8-K were filed during the quarter ended December 31, 2003: Form 8-K dated November 20, 2003, reporting a change in control and the acquisition of Shecom; Form 8-K dated March 10, 2004 reporting the Mutual Termination Agreement.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KRYSTAL DIGITAL CORPORATION


By:  /s/ KEVIN R. KEATING
    ----------------------
Name:  Kevin R. Keating
Title: Chief Executive Officer
       and Chief Financial Officer


Dated: March 15, 2004