Form 10QSB
period 2004-03-31
SUNNINGDALE, INC.
filed 2004-05-13
CIK 810370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended March 31, 2004

Commission file number 1-9431


                                SUNNINGDALE, INC.
                 (Name of Small Business Issuer in Its Charter)

Delaware                                 94-3012230
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


936A Beachland Boulevard, Suite 13, Vero Beach, Florida            32963
(Address of Principal Executive Offices)                        (Zip Code)

(772) 231-7544
(Issuer's Telephone Number, Including Area Code)

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

Yes [X]           No [ ]

The number of shares of the issuer's common stock outstanding as of March 31, 2004 was 225,000 shares, par value $.001 per share.

                       SUNNINGDALE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004

                                   (Unaudited)



                                     ASSETS

Current assets
   Cash                                                                                $  33,000
                                                                                       ---------

        Total assets                                                                   $  33,000
                                                                                       ---------


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:

   Accounts payable                                                                    $       0

   Accrued expenses                                                                       29,000
                                                                                       ---------

      Total liabilities, all current                                                      29,000
                                                                                       ---------

Shareholders' equity (deficit):
   Preferred stock; $0.01 par value; 1,000,000 shares authorized; none issued or outstanding  Common stock;  $0.0001 par value;  10,000,000 shares authorized;
   225,000 shares issued and outstanding                                                   7,000
   Additional paid-in capital                                                            504,000
   Accumulated deficit                                                                  (507,000)
                                                                                       ---------

      Total shareholders' equity (deficit)                                                 4,000
                                                                                       ---------

        Total liabilities and shareholders' equity (deficit)                           $  33,000
                                                                                       ---------

                 See notes to consolidated financial statements.

                       SUNNINGDALE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31,          SIX MONTHS ENDED MARCH 31,
                                                 ------------------------------------ ------------------------------------
                                                       2004               2003              2004               2003
                                                 -----------------  ----------------- -----------------  -----------------
Revenues                                         $              0   $              0  $              0   $              0
                                                 -----------------  ----------------- -----------------  -----------------

Operating expenses:
Accounting and legal                                       37,000              3,000            39,000              5,000
General and administrative                                  3,000              7,000             4,000             13,000
                                                 -----------------  ----------------- -----------------  -----------------

Total expenses                                             40,000             10,000            43,000             18,000
                                                 -----------------  ----------------- -----------------  -----------------

Net loss                                                  (40,000)           (10,000)          (43,000)           (18,000)

Accumulated deficit, beginning of period                 (467,000)          (393,000)         (464,000)          (385,000)
                                                 -----------------  ----------------- -----------------  -----------------

Accumulated deficit, end of period               $       (507,000)  $       (403,000) $       (507,000)  $       (403,000)
                                                 -----------------  ----------------- -----------------  -----------------

Net loss per share                               $          (0.18)  $          (0.10) $          (0.22)  $          (0.17)
                                                 -----------------  ----------------- -----------------  -----------------

Weighted average common shares outstanding                225,000            104,861           200,000            104,861
                                                 -----------------  ----------------- -----------------  -----------------

                 See notes to consolidated financial statements.

                       SUNNINGDALE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                 SIX-MONTHS ENDED MARCH 31
                                                                                 ------------------------
                                                                                   2004            2003
                                                                                 --------        --------
Cash flows from operating activities:
   Net loss                                                                      $(43,000)       $(18,000)
   Adjustments to reconcile net income to net cash provided by operations:
            Accounts payable                                                       (2,000)          5,000
            Accrued expenses                                                       22,000               0
                                                                                 --------        --------

      Net cash used in operating activities                                       (23,000)        (13,000)
                                                                                 --------        --------


Cash flows from financing activities:
         Advances from Genesee Holdings, Inc.                                           0          13,000
         Proceeds from the issuance of stock                                       50,000               0
                                                                                 --------        --------

      Net cash provided by financing activities                                    50,000          13,000
                                                                                 --------        --------


Net increase in cash                                                               27,000               0
                                                                                 --------        --------

Cash at beginning of year                                                           6,000               0
                                                                                 --------        --------

Cash at end of period                                                            $ 33,000        $      0

                 See notes to consolidated financial statements.

                       SUNNINGDALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2004 AND 2003


1.    Summary of significant accounting policies

      Principles of consolidation and basis of presentation

      The consolidated financial statements include the accounts of Sunningdale, Inc. (the "Company") and its majority and wholly owned subsidiaries,
      PHYTOpharmaceuticals, Inc. and SRE ESCAgenetics Corporation, after elimination of all significant intercompany accounts and transactions. The Company's subsidiaries did not have any significant operating activities during the periods presented.

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

      The Board and such shareholders believed that it was in the best interests of the Company and its shareholders to terminate and rescind the merger because Shecom was unable to produce audited financial statements which resulted in the Company's inability to comply with the Commission's requirements for reporting entities. Specifically, due to Shecom's inability to produce audited financial statements, the Company was unable to provide the financial statements required to complete its Current Report on Form 8-K or to provide financial statements for its Quarterly Reports on Form 10-Q.

      The Agreement provided that each party would release and discharge the other from any and all claims, actions and liabilities arising from or in connection with the Plan and Agreement of Reorganization, the events leading up to and including the termination and rescission of the merger as well as any and all claims arising from the Agreement.

      The Agreement became effective on April 15, 2004 on which date, the Shareholders tendered to the Company the shares received by them pursuant to the merger and the Company delivered to the Shareholders the shares they received in the merger. The Company no longer has any ownership interest in Shecom, which is now 100% owned by the Shareholders and the Shareholders no longer have any ownership interest in the Company. The Company canceled the shares tendered to it upon receipt. On April 15, 2004 the Company changed its name to Sunningdale, Inc.

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

2.    Shareholders' equity

      The Company has authorized 100,000,000 shares of Common Stock with a par value of $.0001 per share and 1,000,000 shares of Preferred Stock with a par value of $.01 per share. On March 30, 2004, the Company issued 25,000 shares of the Company's restricted common stock to Keating Reverse Merger Fund LLC at a purchase price of $2.00 per share for an aggregate consideration of $50,000. There were 225,000 shares of Common Stock issued and outstanding at March 31, 2004. No shares of preferred stock are outstanding.

      The Company declared a one for 140 reverse split of all outstanding common stock during April 2003 and a one-for-five reverse split during January 2004. All periods presented have reflected the reverse stock split.

3.    Income taxes

      The Company has accumulated net operating loss carryforwards of approximately $320,000 that are available to offset future taxable income, if any, through 2020. Realization of the net operating loss carryforwards is dependent upon future profitable operations. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at March 31, 2004.

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

      In April 2004, the Company reimbursed Keating Securities, LLC for legal expenses incurred by the Company in connection with the merger, which were initially paid by Keating Securities.

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

The Company's principal stockholder has agreed to provide such funds as are necessary to meet its ongoing obligations. If a business combination or other strategic transaction is not consummated in a suitable timeframe or cannot be consummated due to excessive cost or for any other reason, there is substantial doubt the Company will be able to continue as a going concern.

ITEM 3 - Controls and Procedures

The Company was dormant during the fiscal quarter ended March 31, 2004. The Company has had no employees since November 1996. Within 90 days prior to the filing date of this report, to the extent applicable to a dormant company, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

The Board and such shareholders believed that it was in the best interests of the Company and its shareholders to terminate and rescind the merger because Shecom was unable to produce audited financial statements which resulted in the Company's inability to comply with the Commission's requirements for reporting entities. Specifically, due to Shecom's inability to produce audited financial statements, the Company was unable to provide the financial statements required to complete its Current Report on Form 8-K or to provide financial statements for its Quarterly Reports on Form 10-Q.

The Agreement provided that each party would release and discharge the other from any and all claims, actions and liabilities arising from or in connection with the Plan and Agreement of Reorganization, the events leading up to and including the termination and rescission of the merger as well as any and all claims arising from the Agreement.

The Agreement became effective on April 15, 2004 on which date, the Shareholders tendered to the Company the shares received by them pursuant to the merger and the Company delivered to the Shareholders the shares they received in the merger. The Company no longer has any ownership interest in Shecom, which is now 100% owned by the Shareholders and the Shareholders no longer have any ownership interest in the Company. The Company canceled the shares tendered to it upon receipt. On April 15, 2004 the Company changed its name to Sunningdale, Inc.

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

(b) Forms 8-K

The following current reports on Form 8-K were filed during the quarter ended March 31, 2004: Form 8-K dated March 10, 2004, reporting the Mutual Termination Agreement.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNNINGDALE, INC.

By:  /s/ KEVIN R. KEATING
    ----------------------
Name:  Kevin R. Keating
Title: Chief Executive Officer

       and Chief Financial Officer

Dated: May 13, 2004