Form 10QSB
period 2004-06-30
SUNNINGDALE, INC.
filed 2004-08-12
CIK 810370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

                         COMMISSION FILE NUMBER: 1-9431


                                SUNNINGDALE, INC.
        (Exact name of small business issuer as specified in its charter)



           Delaware                                       94-3012230
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


            936A BEACHLAND BOULEVARD, SUITE 13, VERO BEACH, FL 32963
                    (Address of principal executive offices)


                                 (772) 231-7544
                           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

As of June 30, 2004, there were 225,344 shares of common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X].

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets as of June 30, 2004
        (unaudited) and September 30, 2003                                     1

        Consolidated Condensed Statements of Operations for the
        three month and nine month periods ended June 30, 2004
        and 2003 (unaudited)                                                   2

        Consolidated Condensed Statements of Cash Flows for the
        nine month periods ended June 30, 2004 and 2003 (unaudited)            3

        Notes to Consolidated Financial Statements (unaudited)               4-7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 8-13


     Item 3.  Controls and Procedures                                         13


PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                14


        Signatures                                                            15


        Certifications                                                     16-18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Sunningdale, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                               SUNNINGDALE, INC.
                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 2004
                                  (Unaudited)

                               SUNNINGDALE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                           June 30,
                                                             2004        September 30,
                                                          (unaudited)       2003
                                                        -------------   -------------
ASSETS

   Current assets
     Cash                                               $       1,063   $       6,000
     Prepaid expenses                                             382              --
                                                        -------------   -------------

     Total current assets                                       1,445           6,000
                                                        -------------   -------------

     Total assets                                       $       1,445   $       6,000
                                                        =============   =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current liabilities
     Accounts payable                                   $       3,335   $       2,000
     Accrued expenses                                           7,108           7,000
                                                        -------------   -------------

     Total current liabilities                                 10,443           9,000

   Stockholders' deficit
     Preferred stock, $0.01 par value,
      1,000,000 shares authorized, no shares
      issued or outstanding                                        --              --
     Common stock $0.0001 par value,
      100,000,000 shares authorized,
      225,344 and 200,000 shares issued and
      outstanding                                                  23           7,000
     Additional paid-in capital                               511,484         454,000
     Accumulated deficit                                     (520,505)       (464,000)
                                                        -------------   -------------

     Total stockholders' deficit                               (8,998)         (3,000)
                                                        -------------   -------------


     Total liabilities and stockholders' deficit        $       1,445   $       6,000
                                                        =============   =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               SUNNINGDALE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   Three Months             Nine Months
                                  Ending June 30,          Ending June 30,
                                  2004       2003        2004        2003
                               ---------   ---------   ---------   ---------
Revenue
   Miscellaneous income        $      --   $      --   $      --   $      --

Operating Expenses
   General and administrative      6,698      26,675       8,598      31,292
   Professional fees               5,961      17,254      47,966      33,658
                               ---------   ---------   ---------   ---------

   Total operating expenses       12,659      43,929      56,564      64,950
                               ---------   ---------   ---------   ---------

Net loss                       $ (12,659)  $ (43,929)  $ (56,564)  $ (64,950)
                               =========   =========   =========   =========

Net loss per share             $   (0.06)  $   (0.42)  $   (0.27)  $   (0.62)
                               =========   =========   =========   =========

Weighted average number of
   common shares outstanding     225,344     104,861     208,829     104,861
                               =========   =========   =========   =========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               SUNNINGDALE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Nine Months Ending
                                                                 June 30,
                                                            2004         2003
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                               $ (56,564)     $ (64,950)
Adjustments to reconcile net loss to net
  cash used in operations:
Prepaid expenses                                            (382)            --
Accounts payable                                           1,335          1,033
Accrued expenses                                             108         13,100
Stock issued in lieu of compensation                          --         24,500
                                                       ---------      ---------
    Net cash used in operating activities                (55,503)       (26,317)

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of common stock                50,566         42,670
                                                       ---------      ---------

    Net cash flows from financing activities              50,566         42,670
                                                       ---------      ---------

Net increase (decrease) in cash                           (4,937)        16,353

Cash at beginning of period                                6,000            123
                                                       ---------      ---------

Cash at end of period                                  $   1,063      $  16,476
                                                       =========      =========

SCHEDULE OF NON-CASH
    FINANCING ACTIVITIES

Conversion of promissory note and
    accrued interest to common stock                   $      --      $ 253,100
                                                       ---------      ---------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                SUNNINGDALE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Nine Month Periods Ended June 30, 2004 and 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements of Sunningdale, Inc. (the "Company") are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

      These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending September 30, 2003 and 2002. Operating results for the nine months ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

      The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with the audited financial statements and notes for the years ending September 30, 2003 and 2002, previously filed.

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Sunningdale, Inc. (the "Company") and its majority and wholly owned subsidiaries,
      PHYTOpharmaceuticals, Inc. and SRE ESCAgenetics Corporation, after elimination of all significant intercompany accounts and transactions. The Company's subsidiaries did not have any significant operating activities during the periods presented, and PHYTOpharmaceuticals, Inc. was dissolved in April 2003.

      USE OF ESTIMATES

      The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

      NET LOSS PER SHARE

      Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation, as their effect is anti-dilutive.

                                SUNNINGDALE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Nine Month Periods Ended June 30, 2004 and 2003
                                   (Unaudited)

NOTE 2 - NATURE OF BUSINESS

      Formed in 1986, the Company was organized to develop and commercialize high-value, plant-derived products for the agricultural and pharmaceutical markets. The Company changed its name to ESCAgenetics Corporation in 1988. In January 1995, the Company scaled back its business activities and became largely a dormant business. In January 1996, the Company filed a bankruptcy petition for protection under Chapter 11 of the U.S. Bankruptcy Code, and the Company's plan of reorganization became effective on August 22, 1996. The bankruptcy proceeding was officially closed effective March 31, 1997.

      Prior  to  April  2003,   Genesee   Holdings,   Inc.   ("Genesee")   owned
      approximately 90% of the outstanding common stock of the Company. During April 2003, Genesee sold its interest to Kevin R. Keating.

      On August 22, 2003, the Company, Shecom Acquisition Corp., a wholly owned subsidiary of the Company ("Mergerco"), and Shecom Corporation ("Shecom") entered into an Agreement and Plan of Reorganization (the "Merger Agreement"). Pursuant to the Merger Agreement, which became effective on November 5, 2003, Mergerco was merged with and into Shecom (the "Merger"), with Shecom as the surviving corporation of the Merger. The Company changed its name to Krystal Digital Corporation in October 2003.

      On February 29, 2004 the Company's Board of Directors unanimously adopted and shareholders holding a majority of the common stock approved a resolution authorizing and approving a Mutual Termination Agreement (the "Agreement") pursuant to which the Merger would be rescinded. The Board and shareholders believed the termination and rescission of the Merger was in the best interest of the Company and its shareholders because Shecom was unable to produce audited financial statements, which resulted in the Company's inability to comply with the Commission's requirements for reporting entities.

                                SUNNINGDALE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Nine Month Periods Ended June 30, 2004 and 2003
                                   (Unaudited)

NOTE 2 - NATURE OF BUSINESS (CONTINUED)

      The Agreement became effective on April 15, 2004. The Company no longer has any ownership interest in Shecom; and the shareholders of Shecom have no ownership interest in the Company. As a result of the termination and rescission of the Merger, the accompanying financial statements are presented as if the Merger had never occurred.

      On April 15, 2004 the Company changed its name to Sunningdale, Inc. The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.


NOTE 3 - STOCKHOLDERS' EQUITY

      The Company has authorized 100,000,000 shares of Common Stock with a par value of $0.0001 per share and 1,000,000 shares of Preferred Stock with a par value of $0.01 per share. On March 30, 2004, the Company issued 25,000 shares of the Company's restricted common stock to Keating Reverse Merger Fund, LLC at a purchase price of $2.00 per share for an aggregate consideration of $50,000. There were 225,344 shares of Common Stock issued and outstanding at June 30, 2004. No shares of preferred stock are outstanding.

      The Company declared a one-for-140 reverse stock split of all outstanding shares of common stock during April 2003 and a one-for-five reverse stock split during January 2004. All periods presented have reflected the reverse stock splits.


NOTE 4 - INCOME TAXES

      The Company has accumulated net operating loss carryforwards of approximately $333,000 that are available to offset future taxable income, if any, through 2020. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code Section 381. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at June 30, 2004.

                                SUNNINGDALE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Nine Month Periods Ended June 30, 2004 and 2003
                                   (Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

      The sole director of the Company, Kevin R. Keating, is the father of the principal stockholder of Keating Investments, LLC, the investment-banking firm that rendered services to the Company in connection with the Merger. Keating Investments, LLC is the managing member of Keating Reverse Merger Fund, LLC ("KRM Fund"), which is the majority shareholder of the Company. Keating Investments, LLC received no compensation in the Merger. KRM Fund owns approximately 83.7% of the outstanding shares of the Company's common stock as of June 30, 2004. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC and KRM Fund and disclaims any beneficial interest in the shares of the Company's stock owned by KRM Fund. Similarly, Keating Investments, LLC and KRM Fund disclaims any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

      On March 30, 2004, the Company issued 25,000 shares of the Company's restricted common stock to KRM Fund (see Note 3).

      In April 2004, the Company reimbursed Keating Securities, LLC for legal expenses incurred by the Company in connection with the Merger, which were initially paid by Keating Securities, LLC. Keating Securities, LLC is the register broker-dealer affiliate of Keating Investments, LLC. Kevin R. Keating is not affiliated with and has no equity interest in Keating Securities, LLC.

      On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. Accounts payable at June 30, 2004 includes $1,000 payable to Vero pursuant to the terms of this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.

      COMPANY BACKGROUND

      Formed in 1986, the Company was organized to develop and commercialize high-value, plant-derived products for the agricultural and pharmaceutical markets. The Company changed its name to ESCAgenetics Corporation in 1988. In January 1995, the Company scaled back its business activities and became largely a dormant business. In January 1996, the Company filed a bankruptcy petition for protection under Chapter 11 of the U.S. Bankruptcy Code, and the Company's plan of reorganization became effective on August 22, 1996. The bankruptcy proceeding was officially closed effective March 31, 1997.

      Prior  to  April  2003,   Genesee   Holdings,   Inc.   ("Genesee")   owned
      approximately 90% the outstanding shares of common stock of the Company. During April 2003, Genesee sold its interest to Kevin R. Keating.

      On August 22, 2003, the Company, Shecom Acquisition Corp., a wholly owned subsidiary of the Company ("Mergerco"), and Shecom Corporation ("Shecom") entered into an Agreement and Plan of Reorganization (the "Merger Agreement"). Pursuant to the Merger Agreement, which became effective on November 5, 2003, Mergerco was merged with and into Shecom (the "Merger"), with Shecom as the surviving corporation of the Merger. The Company changed its name to Krystal Digital Corporation in October 2003.

      On February 29, 2004 the Company's Board of Directors unanimously adopted and shareholders holding a majority of the common stock approved a resolution authorizing and approving a Mutual Termination Agreement (the "Agreement") pursuant to which the Merger would be rescinded. The Board and shareholders believed the termination and rescission of the Merger was in the best interest of the Company and its shareholders because Shecom was unable to produce audited financial statements, which resulted in the Company's inability to comply with the Commission's requirements for reporting entities.

      The Agreement became effective on April 15, 2004. The Company no longer has any ownership interest in Shecom; and the shareholders of Shecom have no ownership interest in the Company. As a result of the termination and rescission of the Merger, the accompanying financial statements are presented as if the Merger had never occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      On April 15, 2004 the Company changed its name to Sunningdale, Inc. The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.

      RESULTS OF OPERATIONS

      For the nine months ended June 30, 2004 the Company had no activities that produced revenues from operations.

      For the nine months ending June 30, 2004 and 2003 the Company had operating expenses and net losses of $56,564 and $64,950 respectively. The decrease in net loss from 2003 to 2004 was primarily due to a reduction in general and administrative expenses, which was partially offset by an increase in professional fees during 2004.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's total assets as June 30, 2004 are $1,445, which is comprised of $382 prepaid rental expense and $1,063 in cash. The Company's current liabilities are $10,443. The Company has no long-term debt. The accumulated deficit as of June 30, 2004 is $520,505.

      On March 30, 2004, the Company issued 25,000 shares of the Company's restricted common stock to Keating Reverse Merger Fund, LLC at a purchase price of $2.00 per share for an aggregate consideration of $50,000. These funds were used to pay operating expenses.

      The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                Nine months ended June 30,

                                2004                  2003
                             ----------            -----------
      Operating activities   $  (55,503)           $   (26,317)
      Financing activities       50,566                 42,670
                             ----------            -----------

      Net effect on cash     $   (4,937)           $    16,353
                             ==========            ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      PLAN OF OPERATIONS

      The Company's Plan of Operations is based on attracting a suitable privately held company, one that has both a business history and operating assets, with which to effect a business combination or strategic transaction.

      The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in an operating business presented to it by persons or firms who or which desire to seek the advantages of an issuer who has complied with the reporting requirements of the Securities Act of 1934 ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

      The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company's management believes that there are numerous firms seeking the benefits of an issuer who has complied with the reporting requirements of the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, the Company's management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements of the 1934 Act without incurring the cost and time required to conduct an initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. The Company's management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing prospective business opportunities.

      In analyzing prospective business opportunities, the Company's management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to interview and/or meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors, including such reports and investigations prepared by its financial advisors.

      As part of the Company's compliance with the reporting requirement of the 1934 Act, the Company intends to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the revenue of the target company. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements will not be appropriate for acquisition candidiates.

      In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may alternatively purchase the capital stock or the operating assets of an existing business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The structure of the business combination will depend on, among other factors:

            o     the nature of the target business,

            o the Company's needs and desires and the needs and desires of those persons controlling of the target business,

            o     the management of the target business, and

            o the Company's relative negotiating strength compared to the strength of the persons controlling the target business.

      It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one of the Company's officers or directors for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to current officers and directors will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of the Company's management has agreed to disclose to the Board of Directors any discussions concerning possible employment by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on the transaction. Therefore, as a practical matter, if each member of the Board of Directors is offered employment in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Board of Directors as a result of the inability of the Board of Directors to affirmatively approve the transaction. The transaction would then be subject to the approval of a majority of the Company's existing shareholders.

      Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by the Company's existing stockholders. The target businesses that the Company will likely consider will, in all probability, have significantly more assets than the Company has. Therefore, in all likelihood, the Company's management will offer a controlling interest in the Company to the owners of the target business. While the actual terms of a transaction to which the Company may be a party cannot be predicted, the Company expects that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, the Company's stockholders would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in their ownership percentage of the entity after the combination and may also result in a reduction in the net tangible book value per share of the Company's existing stockholders. In addition, all or a majority of the Company's current directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company will remain an insignificant player among the firms which engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company has. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to other venture capital and financial concerns that compete with the Company. The Company will also be competing for acquisition opportunities with other public shell companies that do not have an operating business.

      The Company's activities following a business combination with a target company will be dependent on the nature of the acquired business, as well as the interest acquired. It may be expected that the acquired business will present various risks to the Company's existing stockholders. We cannot yet appropriately assess the risks of the business at the present time, even in general terms, as we have not restricted the Company's search for a potential target company to any one particular field of endeavor.

      As of the date of this report, the Company has not entered into a letter of intent or a definitive agreement for a business combination with a target company, and the Company continues to search for, and negotiate with, potential target companies.

ITEM 3.  CONTROLS AND PROCEDURES

      The Company was dormant during the fiscal quarter ended June 30, 2004. The Company has had no employees since November 1996. Within 90 days prior to the filing date of this report, to the extent applicable to a dormant company, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective.

      There are no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         31 Certification of Chief Executive Officer and Chief Financial Officer of the Company Accompanying Periodic Reports pursuant to
               Section  302  of  the   Sarbanes-Oxley  Act  of  2002  (as  filed
               herewith).

         32    Certification  of Chief  Executive  Officer  and Chief  Financial
               Officer  of  the   Company   pursuant   to  Section  906  of  the
               Sarbanes-Oxley Act of 2002 (as filed herewith).

         (b)   Reports on Form 8-K

         The following current reports were filed during the quarter ended June 30, 2004:

               Form 8-K filed with the Securities and Exchange Commission on April 6, 2004, disclosing the termination and rescission of the Merger, the change in corporate directors and officers, the relocation of the corporate office, and the change in name from Krystal Digital Corporation to Sunningdale, Inc.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         SUNNINGDALE, INC.



      Date:  August 12, 2004                          By: /s/ Kevin R. Keating
                                                         -----------------------
                                                         Chief Executive Officer
                                                         Chief Financial Officer