Form 10QSB
period 2004-09-30
SUNNINGDALE, INC.
filed 2004-11-15
CIK 810370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

                         COMMISSION FILE NUMBER: 1-9431

                                 ADAL GROUP INC.
        (Exact name of small business issuer as specified in its charter)



               Delaware                                94-3012230
---------------------------------------     --------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                                BILLHURST STUDIO
                              LINGFIELD COMMON ROAD
                          LINGFIELD SURREY RH7 6B7, UK
                    (Address of principal executive offices)

                                 441-342-833855
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

As of November 12, 2004, there were 2,550,000 shares of common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X].

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets as of September 30, 2004
        (unaudited) and December 31, 2003                                     3

        Consolidated Condensed Statements of Operations for the
        three month and nine month periods ended September 30, 2004
        and 2003 (unaudited)                                                  4

        Consolidated  Condensed  Statements  of Cash  Flows  for the nine
        month periods ended September 30, 2004 and 2003 (unaudited)          5-6

        Notes to Consolidated Financial Statements (unaudited)              7-11

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                12-17

     Item 3.  Controls and Procedures                                         17


PART II. OTHER INFORMATION

     Item 1.  Legal proceedings                                               18

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

     Item 3.  Defaults Upon Senior Securities                                 18

     Item 4.  Submission of Matters to a Vote of Security Holders             18

     Item 5.  Other Information                                               18

     Item 6.  Exhibits                                                        18

        Signatures                                                            19

        Certifications                                                     20-24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADAL GROUP, INC. AND SUBSIDIARIES (F/K/A SUNNINGDALE, INC.)

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)

                                                                               PREDECESSOR
                                                        ADAL GROUP, INC.        COMPANY

                                                         SEPTEMBER 30,         DECEMBER 31,
                                                           --------              --------
                                                           2 0 0 4                2 0 0 3
                                                           --------              --------
                                                          (UNAUDITED)           (AUDITED)
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                               $    389              $    150
Accounts Receivable - Net                                     7,203                 6,312
   Inventories                                                2,248                 1,618
   Other Current Assets                                         194                   164
                                                           --------              --------

   TOTAL CURRENT ASSETS                                      10,034                 8,244

PROPERTY, PLANT AND EQUIPMENT - NET                           4,929                 3,063

INTANGIBLE ASSETS, NET OF ACCUMULATED
   AMORTIZATION OF $80                                          518                    --

NON-CURRENT DEFERRED TAXES                                       --                    55
                                                           --------              --------

   TOTAL ASSETS                                            $ 15,481              $ 11,362
                                                           ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
   Short-Term Borrowings and Credit
   Agreements                                              $  5,971              $  6,332
   Accounts Payable                                           5,408                 4,445
   Current Portion of Long-Term Debt                            387                    --
   Other Current Liabilities                                    956                   750
                                                           --------              --------

   TOTAL CURRENT LIABILITIES                                 12,722                11,527

LONG-TERM DEBT, LESS CURRENT
PORTION                                                       3,600                    --

NON-CURRENT DEFERRED TAXES                                       84                    --
                                                           --------              --------

   TOTAL LIABILITIES                                         16,406                11,527
                                                           --------              --------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock, $0.0001 par value,
      100,000,000 shares authorized,
      2,550,000 shares issued and outstanding
         at September 30, 2004 and $2 Per Share Stated
     Value; 1,000 Shares Authorized, Issued
     and Outstanding at December 31, 2003                        --                     2
   Retained Earnings (Deficit)                                 (933)                 (164)
   Accumulated Other Comprehensive Income:
        Cumulative Translation Adjustment                         8                    (3)
                                                           --------              --------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (925)                 (165)
                                                           --------              --------

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                                $ 15,481              $ 11,362
                                                           ========              ========


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ADAL GROUP, INC. AND SUBSIDIARIES (F/K/A SUNNINGDALE, INC.)


CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------


                                  ADAL GROUP INC                PREDECESSOR COMPANY
                                  --------------                -------------------

                            THREE MONTHS   NINE MONTHS    THREE MONTHS      NINE MONTHS
                                ENDING      ENDING          ENDING           ENDING
                            SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,     SEPTEMBER 30,
                               2 0 0 4      2 0 0 4         2 0 0 3          2 0 0 3
                             ----------    ----------   ----------------   -----------
                              (UNAUDITED)  (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
NET SALES                    $    7,740    $   22,284   $          5,768   $    15,947

COST OF SALES                     7,034        20,066              5,082        14,352
                             ----------    ----------   ----------------   -----------

   GROSS PROFIT                     706         2,218                686         1,595

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES          964         2,632                372         1,026
                             ----------    ----------   ----------------   -----------

   INCOME (LOSS) FROM
     OPERATIONS                    (258)         (414)               314           569

INTEREST EXPENSE                    151           431                 30            94
                             ----------    ----------   ----------------   -----------

   INCOME BEFORE INCOME
     TAXES                         (409)         (845)               284           475

PROVISION FOR INCOME TAX
   EXPENSE (BENEFIT)                (10)          (74)                64           106
                             ----------    ----------   ----------------   -----------

   NET INCOME (LOSS)         $     (399)   $     (771)  $            220   $       369
                             ==========    ==========   ================   ===========

Earnings (Loss) Per Share    $    (0.16)   $    (0.30)  $           0.09   $      0.14
                             ==========    ==========   ================   ===========

Weighted Average Number of
Shares Outstanding (a)        2,550,000     2,550,000          2,550,000     2,550,000
                             ==========    ==========   ================   ===========


(a) Reflects the total shares outstanding after closing of the reverse merger discussed in Note 1.

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ADAL GROUP, INC. AND SUBSIDIARIES (F/K/A SUNNINGDALE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                       ADAL GROUP, INC.         PREDECESSOR COMPANY
                                                         NINE MONTHS                NINE MONTHS
                                                            ENDED                     ENDED
                                                         SEPTEMBER 30               SEPTEMBER 30
                                                       ---------------             -------------
                                                            2004                      2 0 0 3
                                                       ---------------             -------------
                                                        (UNAUDITED)                 (UNAUDITED)
OPERATING ACTIVITIES:
   Net Income (Loss)                                   $          (771)            $          369

   Adjustments to Reconcile Net
     Income (Loss) to Cash From
     Operations:
     Depreciation and Amortization                                 868                        731

   Changes in Assets and Liabilities:
     Decrease (Increase):
       Receivables                                                 162                       (836)
       Inventories                                                (219)                       246
       Other Current Assets                                         95                        134

     Increase (Decrease):
       Accounts Payable                                            354                       (204)
       Other Current Liabilities                                    28                        197
                                                       ---------------             -------------

   NET CASH - OPERATING
     ACTIVITIES                                                    517                       637
                                                       ---------------             -------------

INVESTING ACTIVITIES:
   Cash Paid for Fagg
     Acquisition, Net of Cash Acquired                            (732)                       --
   Capital Expenditures                                         (1,499)                     (480)
                                                       ---------------             -------------

   NET CASH - INVESTING
     ACTIVITIES                                                 (2,231)                     (480)
                                                       ---------------             -------------
FINANCING ACTIVITIES:
   Net Changes to Short-Term
     Borrowings                                                 (1,720)                     (150)
   Borrowing of Long-Term Debt                                   4,041                        --
   Payment of Long-Term Debt                                      (364)                       --
                                                       ----------------            -------------

   NET CASH - FINANCING
     ACTIVITIES                                                  1,957                       (150)
                                                       ---------------             -------------
EFFECT OF EXCHANGE RATES
     CHANGES ON CASH                                                (4)                       66
                                                       ----------------            -------------

   NET INCREASE (DECREASE) IN
     CASH - FORWARD                                    $           239             $          73


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ADAL GROUP,INC. AND SUBSIDIARIES (F/K/A SUNNINGDALE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                          PREDECESSOR COMPANY
                                                         NINE MONTHS         NINE MONTHS
                                                       TO SEPTEMBER 30     TO SEPTEMBER 30
                                                       ---------------     ---------------
                                                              2004             2 0 0 3
                                                       ---------------     ---------------
                                                         (UNAUDITED)        (UNAUDITED)
   NET INCREASE (DECREASE) IN
     CASH - FORWARDED                                  $           239     $          73

CASH - BEGINNING OF PERIODS                                        150                --
                                                       ---------------     -------------
CASH - END OF PERIODS                                  $           389     $          73
                                                       ===============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the periods for:
     Interest                                          $           431     $          94
     Income Taxes                                      $            --     $          --

NON-CASH ACTIVITY:
       Debt Issued for Fagg
       Acquisition                                     $           675     $          --

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ADAL GROUP, INC. AND SUBSIDIARIES (F/K/A SUNNINGDALE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year ending December 31, 2004. This Form 10-QSB should be read in conjunction with our audited financial statements for the year ended December 31, 2003 included in the Form 8-K filed with the Securities and Exchange Commission on October 28, 2004. The interim consolidated financial statements have been prepared following the same accounting policies and methods of computation as the audited consolidated financial statements for the year ended December 31, 2003.

(1) ACQUISITION OF ADVANCED ALUMINIUM GROUP LIMITED
On October 28, 2004 (the "Closing"), Sunningdale, Inc., a Delaware corporation ("the Company") consummated the transactions contemplated by a Share Exchange Agreement ("Exchange Agreement"), dated September 22, 2004, by and among the Company, Advanced Aluminium Group Limited ("AAG"), the stockholders of AAG, and Keating Reverse Merger Fund, LLC. Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of AAG in exchange for the Company's issuance to the AAG stockholders of 2,295,000 shares of the Company's common stock. On November 5, 2004 the Company changed its name to AdAl Group Inc. ("AdAl"). All references to Sunningdale, Inc. or the Company also refer to AdAl Group Inc.

Following the Closing, the stockholders of AAG own 2,295,000 shares of the Company's common stock, or 90% of the outstanding shares of the Company's common stock, and the stockholders of the Company immediately prior to Closing ("Existing Stockholders") own 255,000 shares of the Company's common stock, or 10% of the outstanding shares of the Company's common stock.

Under the Exchange Agreement, the Existing Stockholders also have anti-dilution protection in the event the Company: (i) issues any securities in any offering during the twelve (12) month period following the Closing, or (ii) issues any securities in connection with the license and/or acquisition by the Company of technology or systems following the Closing (collectively, the "Events"). In such cases, the Company is required to issue to the Existing Stockholders, in proportion to their respective ownership interests prior to the Closing, such additional number of shares of common stock of the Company so that the Existing Stockholders shall own, in the aggregate, ten percent (10%) of the issued and outstanding shares of common stock of the Company, on a fully diluted basis, after giving effect to the Events.

The Company through its subsidiaries is a diversified producer of aluminum extrusions and manufactured parts. The Company's two principal operating subsidiaries are Seco Aluminium Ltd. ("Seco" or the "Predecessor Company") and W.H.J. Fagg & Son Ltd. ("Fagg"), both of which are located in England. Seco is a provider of aluminum extrusion design and production services, providing complete supply-chain management including component design, fabrication, warehousing and delivery. Fagg provides precision engineering, tool making and volume production of machined (primarily aluminum) components principally for the automotive industry. Fagg was acquired by AAG effective February 1, 2004.

(2) BASIS OF PRESENTATION

The purchase of the shares of AAG by the Company has been treated for accounting and financial reporting purposes as a reverse acquisition of the Company by AAG, since the former AAG stockholders control the

ADAL GROUP INC. AND SUBSIDIARIES (F/K/A SUNNINGDALE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company after the transaction. Under this accounting treatment, AAG is deemed for accounting purposes to be the acquiring entity and the Company the acquired entity. The financial statements of the Company for the three months and nine months ended September 30, 2004 now reflect AAG on a historical basis. As the Company had not pursued any revenue generating activity in the year preceding the closing, the merger has been treated as a recapitalization of AAG, with no goodwill recorded. As of September 30, 2004 the Stockholders' Equity accounts have been adjusted to reflect the authorized and issued capital of the Company based on the number of common shares outstanding after the Closing. The Stockholders' Equity accounts as of December 31, 2003 reflect the authorized and issued common stock of AAG, as if it existed at that date.

Effective October 20, 2003, AAG acquired all of the outstanding capital stock of Advanced Aluminium Industries, Ltd. ("AAI"). AAI's activities as of the date of acquisition consisted solely of the ownership of Seco (referred to herein as the Predecessor Company), which was acquired by AAI on October 20, 2003.

The accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2003 and the statement of cash flows for the nine months ended September 30, 2003 represent the results of operations and cash flows of the Predecessor Company for such periods. The consolidated balance sheet as of September 30, 2004 and consolidated statements of operations for the three and nine month periods ended September 30, 2004 and the statement of cash flows for the nine months ended September 30, 2004 represent the consolidated financial position and results of operations and cash flows for AdAl and its wholly-owned subsidiaries.

The accompanying consolidated financial statements as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 are unaudited, however, in the opinion of the management of the Company and its subsidiaries, all adjustments have been made in order to make the financial statements not misleading. The results for the interim periods ended September 30, 2004 are not necessarily indicative of the results to be obtained for a full fiscal year.

(3) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY - AdAl headquarters and principal business operations are located in England. Although most purchase contracts for aluminum billets are denominated in U.S. dollars, all other expenses and all revenues are denominated in UK Pound Sterling. As such, management has determined that the functional currency for financial reporting purposes is the UK Pound Sterling. Translation into U.S. dollars has been effected in the following manner: assets and liabilities using the exchange rates in effect at the balance sheet date, stockholders' equity at historical rates, and

ADAL GROUP INC. AND SUBSIDIARIES  (F/K/A SUNNINGDALE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

results of operations and cash flows at the average exchange rates during the period. The effect of exchange rate changes is reflected as a separate component of stockholders' equity.

USE OF ESTIMATES - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

REVENUE RECOGNITION - The Company recognizes revenue after its product is shipped and collectibility is reasonably assured.


EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common stock.

INTANGIBLES. Intangibles, which consist of customer lists, are recorded at cost and are amortized utilizing the straight-line method over a period of 5 years. When changing circumstances warrant, the Company evaluates the carrying value and the period of amortization based on the current and expect future undiscounted cash flows from operations to determine whether a revised estimate of carrying value or useful life is required.

                                                      Total
              Year Ended                        (In thousands of
              December 31,                        U.S. dollars)
              ------------                      ----------------
              2004                                    $111
              2005                                    121
              2006                                    121
              2007                                    121
              2008                                    121
              Thereafter                               11
                                                     ----
              Total                                  $606

(4) ACQUISITION OF WHJ FAGG & SON

On January 31, 2004, AAG purchased all of the outstanding shares of W.H.J. Fagg & Son Ltd. ("Fagg") through its wholly-owned subsidiary AAI, for a total investment of approximately $1.4 million including transaction related costs of $64,000. Payment was made in the form of cash of $739,000 and notes in the amount of $675,000. The investment in excess of the net book value of Fagg has been allocated to intangible assets, representing the value assigned to Fagg's customer list, which is being amortized over five years using the straight-line method. The results of operations of Fagg are included in the consolidated financial statements beginning February 1, 2004.

(5) COMMITMENTS

PURCHASE CONTRACTS - Seco, an indirect wholly-owned subsidiary of the Company, requires a supply of aluminum billets as raw materials for its production process. Though these billets are generally available on the open market, the Company has entered into purchase contracts with five smelters to reduce the risk of a disruption in supply. These contracts are for the delivery of billets per month at an agreed rate for up to twelve months into the future. Production cost per ton is set under an annual master agreement with each smelter. In advance of production, the Company places material orders with the smelter, at which time the cost of aluminum is determined.

At September 30, 2004 and December 31, 2003, there were purchase agreements totaling approximately $1,811,000 and $829,000 respectively.

ADAL GROUP INC. AND SUBSIDIARIES  (F/K/A SUNNINGDALE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) DEBT
The Company has a Credit Agreement with a bank that allows the Company to borrow against customer accounts receivable of Seco, subject to certain restrictions. Under the terms of the Credit Agreement, the Company may borrow up to a maximum of $7,200,000, subject to the availability of eligible customer receivables. Interest is charged at the rate of 2% above the Base Rate of the Bank of England (6.75%, 4.75% base rate plus 2%, at September 30, 2004 and 5.75% at December 31, 2003). The Company pays a commitment fee equal to 0.14% of the eligible accounts receivable, at the time the accounts receivable are reported to the bank. The amounts outstanding under this agreement are secured by all of the outstanding accounts receivable of Seco. The term of the Credit Agreement is open, but can be terminated by either party with 90 days notice. As of September 30, 2004 and December 31, 2003, there was $4,440,000 and $6,332,000 outstanding under the Credit Agreement and the Company had unused borrowing availability of $690,000 and $340,000, respectively.

The Company also has a Credit Agreement with another bank that allows the Company to borrow against customer accounts receivable of Fagg, subject to certain restrictions. Under the terms of the Credit Agreement, the Company may borrow up to a maximum of $630,000, subject to the availability of eligible customer receivables. Interest is charged at the rate of 2.20% above the Base Rate of the Bank of England (6.95%, 4.75% base rate plus 2.20%, at September 30,
2004). The Company pays a commitment fee equal to 0.50% of the eligible accounts receivable, at the time the accounts receivable are reported to the bank. The amounts outstanding under this agreement are secured by all of the outstanding accounts receivable of Fagg. The term of the Credit Agreement is open, but can be terminated by either party with 90 days notice. As of September 30, 2004, there was $469,000 outstanding under the Credit Agreement and the Company had unused borrowing availability of $161,000.

The Company has an overdraft agreement with a bank that allows the Company to borrow up to $800,000. As of September 30, 2004, there was $701,000 outstanding under the agreement. The proceeds are to be used to finance building construction and will be converted into a mortgage upon completion of the construction. The outstanding balance bears interest at 2% above the Base Rate of the Bank of England (6.75% at September 30, 2004).

In connection with the acquisition of Fagg in January 2004, the Company issued notes payable to the former owners of Fagg in the original principal amount of $675,000. The notes do not bear interest and are payable in monthly installments of $54,000 beginning February, 2004. The notes are secured by fifty percent of the common shares of Fagg. As of September 30, 2004, the unpaid balance on the notes was $242,000.

ADAL GROUP INC. AND SUBSIDIARIES  (F/K/A SUNNINGDALE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term debt consisted of the following at September 30, 2004:

                                                                 September 30,
                                                                 -----------
                                                                   2 0 0 4
                                                                 -----------
                                                                  (Unaudited)
                                                                (In thousands
                                                               of U.S. dollars)
                                                               ----------------
Mortgage Loan,  6.435% Due January 2019                          $     3,456

Machinery and Equipment Loans                                            531
                                                                 -----------
Total Long-Term Debt                                                   3,987
Less: Amounts Due Within One Year                                       (387)
                                                                 -----------

   Long-Term Portion                                             $     3,600
                                                                 ===========

The mortgage loan is secured by the real estate, including land, buildings and improvements of the facilities located in Witham, England, and has a 15 year term. The interest rate on the mortgage is fixed for five years, after which time the Company has the option to accept a fixed rate based upon the then market rates or accept a variable rate at the Bank of England Base Rate plus 1.5%.

The machinery and equipment loans are secured by certain machinery and equipment of Fagg. The agreements range from 3 to 5 years with interest ranging between 5% and 8%.

Following are the principal amounts due under long-term debt arrangements as of September 30, 2004 by fiscal year:

Years Ending
December 31,                                    Amount
------------                                    ------
                                      (In thousands of U.S. dollars)
     2004                                      $        97
     2005                                              325
     2006                                              274
     2007                                              236
     2008                                              224
     Thereafter                                      2,831
                                               ------------
       TOTAL                                   $     3,987
                                               ===========

ADAL GROUP INC. (F/K/A SUNNINGDALE, INC.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. These risks and uncertainties include, but are not limited to: failure of general economic conditions to improve or improve at the pace we anticipate; continued net losses may increase our deficit; our ability to secure additional sources of funds on reasonable terms; our credit ratings; our ability to compete effectively; our reliance on a limited number of key customers; our exposure to the credit risk of our customers' accounts receivable; our ability to retain and recruit key personnel; future litigation; changes in environmental health and safety law; changes to existing regulations or technical standards; and the social, political and economic  risks of our foreign  operations.  Except as otherwise  required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (the "Commission"), we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

OVERVIEW

As discussed in the Notes to the Financial Statements contained in this Form 10-QSB the Company acquired, through a reverse merger transaction, Advanced Aluminium Group Limited ("AAG"), a company incorporated under the Companies Acts of England and Wales, on October 19, 2003.

As a result of this merger, the Company has adopted the financial reporting year end of AAG and therefore now has a December 31st fiscal year end.

The purchase of the shares of AAG by the Company has been treated for accounting and financial reporting purposes as a reverse acquisition of the Company by AAG, since the former AAG stockholders control the Company after the transaction. Under this accounting treatment, AAG is deemed for accounting purposes to be the acquiring entity and the Company the acquired entity. AAG acquired all of the outstanding capital stock of Advanced Aluminium Industries, Ltd. ("AAI"). AAI's activities as of the date of acquisition consisted solely of the ownership of Seco, which was acquired by AAI on October 20, 2003.

ADAL GROUP INC. (F/K/A SUNNINGDALE, INC.)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

The Company intends to expand both organically and through acquisition. It is currently developing marketing plans and will work with its advisors to raise equity capital in 2005. The funds will be utilized to help the Company reduce its reliance on debt and provide funds to support the capital investment and marketing plans of existing businesses and businesses that may be acquired in the future.

RESULTS OF OPERATIONS

When reviewing the results of the operations compared to the prior years the reader should consider the transition of the group from two private UK companies to a public company with the establishment of a corporate office. The costs of this transition are identified in the relevant sections below.

REVENUES. For the nine months ended September 30, 2004 our consolidated revenues were $22,284,000 compared to $15,947,000 for the Predecessor Company in the comparable 2003 period, an increase of $6,337,000 (40%). The increase is due to the revenues from Fagg, $3,547,000 (22%), which was acquired effective February 1, 2004, exchange rate changes $2,019,000 (13%, average exchange rate 2003 year to date $1.62 to (pound)1.00 versus 2004 of $1.82 to (pound)1.00) and an increase in sales volume at Seco of approximately 5%.

Although the revenues for Fagg have been included since February 1, 2004, on a stand alone basis, Fagg's revenue was $3,547,000 for the eight months ended September 30, 2004 compared to $3,568,000 for the same period in 2003.

Our revenues for the three months ended September 30, 2004 were $7,740,000, $6,396,000 for Seco and $1,344,000 for Fagg. Total revenues were up 34% (19% after adjusting for exchange rate differences) above the same period last year, predominately due to the acquisition of Fagg.

COST OF GOODS SOLD. Cost of goods sold as a percentage of sales was 90% for the nine months ended September 30, 2004 versus 90% for the same period in 2003. Aluminium price increases were nearly fully absorbed by increasing customer prices. Cost of goods sold as a percentage of sales was 91% for the three months ended September 30, 2004 versus 88% of sales for the same period in 2003. Aluminum prices increased by 2.6% in the three months ended September 30, 2004 and although we have recovered some of these costs, we are continuing to request customer price increases and hope to fully recover the cost increases by the end of the fourth quarter.

Seco's cost of goods sold was 92% of sales in the nine months ending September 30, 2004 compared to 90% in the same period last year. For the three months ended September 30, 2004, Seco's cost of goods of sold was 92% of sales compared to 88% of sales in the same period last year.

ADAL GROUP INC. (F/K/A SUNNINGDALE, INC.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fagg's cost of goods sold was 77% of sales in the eight months ending September 30, 2004 compared to 60% of sales in the same period last year (the difference is principally due to the relatively high margin contract in the 2003 period, that was not repeated in 2004). For the three months ended September 30, 2004 cost of goods of sold was 75% compared to 63% in the same period last year.

In general, management has addressed the increase in the price of aluminum and the exchange rate volatility through price increases to customers. Increases in aluminum costs have been passed on to the Company's customers in the form of price increases on extrusions, however, the Company was not able to react quickly enough to cover the initial increases. The Company believes the necessary price increases are now in place.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES. For the nine month period ended September 30, 2004, selling, general and administrative costs were $2,632,000 compared to $1,026,000 for the Predecessor Company in the same period of 2003. Included in the increased costs are the expenses associated with establishing and operating a corporate office, amounting to $422,000; and legal, professional and accounting fees associated with the reverse merger amounting to $207,000; leaving a net increase of $977,000, consisting of the following: (a) Increases in costs at Seco of $584,000; (b) expenses of Fagg of $179,000; (c) amortization of Fagg customer list of $80,000; and (d) effect of exchange rates of $134,000.

For the three month period ended September 30, 2004, selling, general and administrative costs were $964,000 compared to $372,000 for the Predecessor Company in the same period of 2003. The increase of $592,000 is due to: (a)
Increases in costs at Seco of $191,000; (b) Fagg expenses of $104,000; (c) $171,000 of expenses related to operations of the corporate office; (d) effect of exchange rates of $49,000; (e) amortization of the Fagg customer list of $30,000; and (f) $47,000 of legal and accounting fees related to the reverse merger.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2004 was $431,000 compared with $94,000 for the nine months ended September 30, 2003. Interest expense for the three months ended September 30, 2004 was $151,000 compared to $30,000 for the three months ended September 30, 2003. The increase reflects the additional debt issued for the acquisitions of both Seco and Fagg, which account for interest expense of approximately $271,000 and $93,000 for the nine months and three months ended September 30, 2004, respectively. Increases in the Bank of England base rate account for approximately $60,000 and $38,000 for the nine months and three months ended September 30, 2004. The net change in interest after base rate increases and acquisition funding costs is not significant. Interest on existing Fagg debt is $66,000 for the nine month period and $20,000 for the three month period.

ADAL GROUP INC. (F/K/A SUNNINGDALE, INC.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS). For the nine month period ended September 30, 2004, the net loss was $771,000, or $0.30 per share, compared to net income of $369,000, or $0.14 per share for the Predecessor Company in the prior year.

For the three month period ended September 30, 2004, the net loss was $399,000, or $0.16 per share, compared to net income of $220,000, or $0.09 per share for the Predecessor Company in the prior year.

Loss and earnings per share for each period are computed using the number of shares outstanding after the closing of the reverse merger.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets at September 30, 2004 are $15,481,000, which is comprised of $4,929,000 property plant and equipment, accounts receivable $7,203,000, inventory $2,248,000, cash and cash equivalents of $389,000 and other assets of $712,000.

The Company's current liabilities are $12,722,000. The Company has long-term debt of $3,987,000, of which $387,000 is current.

The accumulated deficit as of September 30, 2004 is $933,000.

At September 30, 2004, the Company had a working capital deficit of $2,688,000. The Company also incurred a net loss for both the three month and nine month periods ending September 30, 2004 of $399,000 and $771,000, respectively. Management believes that the loss is due to the changes that the Company has gone through in the past year, including: (a) costs associated with operation of the corporate office; (b) costs associated with the reverse merger; and (c) interest costs associated with the acquisitions of Seco and Fagg. In addition, the Company has been making changes in the manufacturing operations at both Seco and Fagg, and improving facilities for the future (including construction of a new building for Fagg's manufacturing operations).

As of September 30, 2004 the Company had its short term bank debt split between two major UK banks. All bank debt is secured by our accounts receivable. The mortgage is secured by a lien on the land and buildings. Equipment loans are secured by a lien on the specific machinery and equipment financed. As of November 8, 2004, we had authorized but un-utilized credit lines of approximately $150,000 against our land and buildings and $200,000 against our accounts receivables.

The Company has approximately $450,000 of unsecured assets that it plans to utilize to secure additional debt financing in the fourth quarter. This prospective financing is expected to generate additional cash of approximately $350,000. In addition, any plant and machinery requirements over

ADAL GROUP INC. (F/K/A  SUNNINGDALE,  INC.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the next six to twelve months are expected to be financed through equipment leases or other available financing methods.

The consolidation of the Company's banking operations to one bank and the raising of financing against its unsecured assets is expected to enable the Company to manage its cash flow through the fourth quarter, which has traditionally seen a downturn in sales in December due to the holiday shutdown. In addition to the $350,000 to be raised from monetizing its remaining unsecured assets the Company anticipates raising an additional $1,000,000 to $1,500,000 from the consolidation of our banking relationships discussed above.

Over the next year, the Company anticipates that it will invest an additional $500,000 at Seco and Fagg, to improve production efficiency and increase daily output. The Company plans to invest in a new puller, heater and handling and packing equipment at Seco and new CNC machines and automation at Fagg. These investments are expected to improve the throughput at these facilities without increasing labor costs, thus improving the Company's cost of sales. The Company is also considering investing in a machining and fabrication operation in the Czech Republic as well as other potential acquisitions in the UK and the United States.

The Company estimates that an additional $1.5 million will be required for the Czech Republic operation in 2005, to acquire the building and machinery as well as start up costs. The Company expects that it will finance potential acquisitions with a combination of sellers' notes, issuance of common shares and additional debt secured by the assets of the acquired companies.

The Company is planning to consolidate its banking relationships with one of the existing banks in the fourth quarter of 2004, which it expects will result in higher advance rates against its accounts receivable, overdraft availability, and lower fees. The Company's negotiations are expected to be complete before the end of the fourth quarter and are expected to enable the Company to meet its financial commitments in the fourth quarter.

The Company is also pursuing additional capital through a series of private placement transactions in 2005, although no specific transactions are currently being negotiated. It is anticipated that the proceeds, if any, will be used to provide working capital, investment capital and product marketing and development funds. If the Company does not raise additional equity capital sufficient to provide for positive working capital and is unable to return in the near term to profitability, it may be required to curtail future operations and/or liquidate assets or enter into credit arrangements on less favorable terms than would normally be expected, to provide for future liquidity.

The Company does not expect to be profitable in the fourth quarter of 2004, as historically the fourth quarter is the lowest in terms of sales. However, management expects that the Company will return to profitability in 2005, as the benefits of the investments in production efficiency are realized. While

ADAL GROUP  INC.  (F/K/A  SUNNINGDALE,  INC.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the Company will not be profitable for the next few quarters, management believes that it will have the cash resources necessary to sustain operations during that time, based on the actions discussed above.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet financing arrangements and has not established any special purpose entities.

ITEM 3. CONTROLS AND PROCEDURES

            We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), have concluded that, as of September 30, 2004, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

            There were no significant changes in our internal controls or to our knowledge, in other factors that could materially affect, or would be reasonably likely to materially affect, our disclosure controls and procedures, or our internal control over financial reporting, subsequent to September 30, 2004.

ADAL GROUP INC. (F/K/A SUNNINGDALE, INC.)

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         No.      Description

         3.1 Amendment to Registrant's Certificate of Incorporation, as filed November 5, 2004.

         31.1 CEO Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

         31.2 CFO Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

         32 CEO and CFO Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AdAl Group Inc.

                                    By:  /s/ Nicholas Shrager
                                         ----------------------------------
                                         Nicholas Shrager
                                         President and Chief Executive Officer


                                    By:  /s/ Stephen Goodacre
                                         ----------------------------------
                                         Stephen Goodacre
                                         Chief Financial Officer


Date: November 15, 2004