Form 10KSB
period 2004-12-31
AdAl Group Inc.
filed 2005-04-15
CIK 810370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                   FORM 10-KSB
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to_____
                         Commission File Number: 1-9431

                                ADAL GROUP, INC.
                                ----------------
              (Exact name of small business issuer in its charter)

                       Delaware                   94-3012230
                       --------                   ----------
            (State or other jurisdiction of    (I.R.S. Employer
            incorporation or organization)    Identification No.)

                    Billhurst Studio                RH7 6B7
                    ----------------                -------
                  Lingfield Common Road            (Zip Code)
                    Lingfield, Surrey
                     United Kingdom
                    ----------------
          (Address of principal executive offices)

                  Registrant's Telephone Number: 44-342-833855

        Sunningdale, Inc., 925 West Lambert Road, Suite A, Brea CA, 92821
        -----------------------------------------------------------------
                            (Former Name and Address)

           Securities registered under 12(b) of the Exchange Act: None

             Securities registered under 12(g) of the Exchange Act:
                        Common Stock, par value $0.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

Issuer's revenues for its most recent fiscal year: $29,228,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 31, 2005 was approximately $153,000, based upon the closing sale price of $6.00 per share as reported by The Over the Counter Bulletin Board on such date.

There were 2,860,001 shares of the Company's common stock outstanding on March 31, 2005.

Transitional Small Business Disclosure Format (check one): YES | | NO |X|

DOCUMENTS INCORPORATED BY REFERENCE - The information required to be disclosed under Part III of this Annual Report on Form 10-KSB is being incorporated by reference to the Registrant's Definitive Proxy Statement filed on April 8, 2005, for its Annual Meeting of Stockholders to be held on May 19, 2005.

                                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I
         Item 1.     Description of Business..............................................................2
         Item 2.     Description of Property..............................................................9
         Item 3.     Legal Proceedings...................................................................10
         Item 4.     Submission of Matters to a Vote of Security Holders.................................10

PART II..................................................................................................10
         Item 5.     Market for Common Equity and Related Stockholder Matters............................10
         Item 6.     Management's Discussion and Analysis................................................11
         Item 7.     Financial Statements................................................................17
         Item 8.     Changes in and Disagreements With Accountants on Accounting
                     and Financial Disclosure............................................................18
         Item 8A.    Controls and Procedures.............................................................18
         Item 8B.    Other Information...................................................................18
PART III 1
         Item 9.     Directors and Executive Officers of the Registrant..................................18
         Item 10.    Executive Compensation..............................................................18
         Item 11.    Security Ownership of Certain Beneficial Owners and Management and
                     Related Stockholder Matters.........................................................19
         Item 12.    Certain Relationships and Related Transactions......................................19
         Item 13.    Exhibits, List and Reports on Form 8-K..............................................19
         Item 14.    Principal Accountant Fees and Services..............................................20


                                     PART I

      Item  1. Description of Business.

Overview

            AdAl Group, Inc. f/k/a Sunningdale, Inc. ("We" or the "Company") was incorporated in Delaware in 1986. Currently, our headquarters are located in the United Kingdom. We are a diversified producer of aluminum extrusions and manufactured parts and products. We are the parent company for several established businesses that provide complete one-stop aluminum extrusion, machining, and assembly services, which include: AdAl Seco, AdAl Engineering, AdAl Extra, AdAl Climatix, and the newly added AdAl Architectural Division, consisting of AdAl Guilform. Our long-term goal is to create synergistic benefits through the acquisition and streamlining of vertically-integrated, value-added aluminum extrusion, machining, manufacturing and assembly operations.

Share Exchange

            On October 28, 2004, we consummated the transactions contemplated by that certain Share Exchange Agreement ("Exchange Agreement"), dated September 22, 2004, by and among us, Advanced Aluminium Group Limited, a company incorporated under the laws of the United Kingdom ("AAG"), the stockholders of AAG, and Keating Reverse Merger Fund, LLC ("KRM Fund"). Pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding capital stock of AAG in exchange for the issuance to the AAG stockholders of 2,295,000 shares of the Company's common stock. As a result of the transaction, AAG became our wholly-owned subsidiary. On November 5, 2004, we changed our name from Sunningdale, Inc. to AdAl Group, Inc. ("AdAl").

Products and Services

            The following describes the products and services that our active subsidiaries and divisions provide:

      o     AdAl Seco

            Since 1965, AdAl Seco (formerly Seco Aluminum Ltd.) ("Seco") has been a leading UK provider of aluminum extrusion design and production services, specializing in meeting just-in-time delivery schedules. Seco provides complete supply-chain management, including component design, fabrication, warehousing and delivery. Seco's capabilities especially emphasize product precision, speed of order completion, extensive design knowledge and a flexible manufacturing process. Because of Seco's ability to operate via a short run cycle compared to its competitors who usually operate via a long run cycle, Seco is able to respond promptly to marketplace demands and lend a desired level of flexibility to its clients.

            Seco's extrusion process consists of a heated cylindrical billet of aluminum being forced through a uniquely shaped die, which defines the structural and quality aspects of the product. Each customer's part has a steel die designed to their specifications. Seco currently houses approximately 17,000 such dies for its customers.

            Seco's principal raw material is aluminum billets. Despite the wide availability of aluminum billets through an openly traded market (London Metal Exchange), the Company protects itself against supply-chain interruption through contracts with four to five smelters. Seco also hedges against price fluctuations in its raw materials supply by buying a proportion of its raw materials through long dated contracts (12 to 18 months out), a proportion through short dated contracts (three to six months out) and the balance through the spot market. Smelters distribute the amount requested by Seco on a monthly basis. The contracts are re-negotiated annually and billets are priced at a set rate at the time of renegotiation. Management has partially offset the negative impact of aluminum price volatility by increasing customer cost and will continue to do so in the future.

            The extrusion process produces a strong, light weight and versatile product that can be utilized across multiple industries. Seco's manufacturing business functions with three extrusion presses: two are seven inch presses that together have the capacity to produce roughly 8,500 tons of product annually (4,250 tons from each press) and one is a five inch press that can produce up to 400 tons of product annually. The two larger presses produce extrusions that range in size and alloys and the smaller press is a specially crafted Seco model that produces a `very fine' higher margin niche product.

            We believe there are twenty-seven aluminum extrusion presses that exist in the United Kingdom, which provided the market with nearly 150,000 tons of aluminum in 2004 Seco owns and operates three of these presses and produced approximately 5,600 tons of product, or 3.7%, of the total estimated UK market production of extruded aluminum in 2004. Through process enhancements and equipment upgrades, management believes Seco can improve its existing output. Management intends to implement the following enhancements to its presses:

                  o Add a puller to one of the Company's larger presses, which will reduce the current amount of scrap made during production by up to 10%.
                  o Replace the existing heating elements on one press. If the existing heating element malfunctions, it takes approximately nine hours to cool it down, two hours to replace it, and nine hours to heat it up-- a total of 20 hours. By installing a new state of the art heating element, this downtime will be reduced by roughly 80%.
                  o We plan to add a complete new handling system for one of our 7 inch presses in May 2005. This handling system, known as a table, transports extruded aluminum from the press to the cutting stations. The table will require a capital investment of approximately $300,000, and we believe it will improve our quality and thereby open up new market opportunities.
                  o Add another cutting station to the extrusion line. The current process has a bottleneck caused by the production of extruded raw product faster than the cutting station can cut metal. Another cutting station will reduce costs related to production delays and labor (overtime). The estimated cost of the new cutting station is approximately $100,000 and it will provide a return on investment within 12 to 18 months. Managements plans to install it in the third quarter of 2005.

            Seco currently employs approximately 140 persons and operates out of a 49,000 square foot company owned facility in Witham, Essex, England.

      o     AdAl Engineering

            AdAl Engineering Ltd. (formerly W.H.J. Fagg and Son Ltd) ("Engineering"), founded in 1965 and purchased by the Company in January 2004, provides precision engineering, tool making and volume production of machined aluminum components. Approximately 60% of Engineering's production is supplied to the automotive industry, principally in the form of parts for air conditioning units and other components, 20% to building products, hydraulics and pneumatics, electric motors and leisure and 20% to the British Ministry of Defense for gun cleaning kits. Engineering uses Computer Numeric Controlled (CNC) machines in its production facilities.

            Engineering is a manufacturer of parts for air conditioning units for motor vehicles produced by major Original Equipment Manufacturers ("OEMs"). 60% of Engineering's revenues attributed to the automotive sector is divided between two principal customers, Denso Manufacturing and Calsonic Kansei, 40% and 20%, respectively. Our products can be found in noted motor vehicle brands such as Land Rover, BMW, Audi and Toyota. Management expects that the use of Engineering's parts in cars and in a wide range of noted brands will continue due to the move toward standardization of air conditioning units in cars. The competition in this market sector is very strong but we believe that Engineering is considered to be a proven and reliable supplier with consistent quality. Engineering provides its components directly to the OEM's production lines on a just-in-time basis.

            Engineering's building products consist primarily of aluminum double-glazing and window bars, hardware and handles. Machining is done on parts for electric motors, hydraulic and pneumatic products. Engineering also produces various parts for products used in the leisure fishing industry. Engineering's principal product for defense customers is a gun cleaning kit sold to the United Kingdom's Ministry of Defense and used by the country's frontline soldiers. In 2004, 30,000 such kits were sold.

            Engineering currently purchases nearly 60% of its aluminum extrusions from Seco. Pricing is on an arms-length basis. The remaining portion of Engineering's aluminum is sourced through the Japanese market from suppliers approved by various customers. Engineering also uses a small amount of steel to manufacture some of its products.

            AdAl Seco and Engineering have complimentary roles because nearly every piece of extruded aluminum produced by AdAl Seco requires some degree of secondary machining, from the more straight-forward aspects of cutting to the more complex CNC machining. Thus, Engineering has the opportunity to work with Seco to offer customers a significantly higher level of value added production. Management's plans for Engineering over the next twenty-four months include an increase in domestic market share, an improved labor cost ratio and further penetration of the value-added parts of the business.

            To support the expected growth and anticipated production increases, management plans to invest in additional automated equipment and to advance its technological operations. In this regard, we intend to purchase two fully automated machining centers, to upgrade existing machinery to semi and full automation where needed, and adopt lean process practices.

            Engineering currently has 60 employees.

      o     AdAl Extra

            AdAl Extra Ltd ("EX"), a division of Seco, specializes in extrusion design, aluminum forming and machining, and aluminum welding. EX provides complete product manufacturing, assembly, warehousing and delivery. It also provides value added finishing services to Seco extruded parts. EX focuses on the value-added aspects of the aluminum extrusions process, with services ranging from design and machining to assembly and welding.

            Management plans to build EX into a leading supplier of a full assortment of off-the-shelf high quality products. This will allow EX to become a provider of customized solutions, a carrier of standard components, and a parts distribution company through catalog marketing.

      o     AdAl Climatix

            AdAl Climatix Ltd ("Climatix"), a division of Seco, specializes in the architectural design and manufacturing of heating and ventilating air conditioning systems. This newly formed division offers its customers a complete turnkey solution for customized projects. The AdAl Group intends to capitalize on the post-extrusion production which includes assembly, packaging, and delivery, and development of proprietary products for its clients.

            We plan to expand the Climatix business on a project basis. Climatix will continue creating aluminum-based designs that are unique, reliable and highly efficient. Several concepts are underway and in varying stages ranging from establishment of trademarks to prototype testing and contracts including low surface temperature products, innovative space and cost saving domestic heating products and radiant heat products for use in the building and refurbishment of hospitals.

      o     AdAl Architectural Division

            AdAl Guilform ("Guilform") formerly known as Guilform Holdings Ltd., is a United Kingdom (UK) based manufacturer of aluminum building facades. In February 2005, we purchased all of the outstanding shares of Guilform, which resulted in Guilform becoming our wholly-owned subsidiary. We also appointed Gary O'Connor as Managing Director of our newly formed Architectural Division.

            Guilform fabricates commercial building facades for suppliers and installers of the main building contractors in the United Kingdom. Guilform has an excellent reputation in the market place, a very experienced and professional workforce and quality standards that are amongst the highest in the industry. We plan to develop the business by adding AdAl Architectural proprietary designs and introduce these designs to architects globally.

Principal Customers

The Company has a broad range of customers in various industries that utilize aluminum products, such as, automotive- heat exchange and vehicle finishing products, domestic and commercial properties (windows, doors, showers, blinds and partitioning), lighting, heating and ventilation, aircraft and aerospace, shipbuilding, oil/gas platforms, electrical machinery and equipment, shop fittings and supply fabricators and extrusion wholesalers. The Company has no dependence on any individual customer or group of customers and has a truly diversified and growing customer base.

Principal Suppliers

The group purchases its raw materials from the world's principal smelters e.g. Alcoa, Dubai Aluminum, Hydro Aluminum and Rio Tinto Aluminum. There is an excellent supply of aluminum globally and the raw materials for smelting are abundant in the earth's crust.

Licensing Agreements

In February 2005, we signed an interim global licensing agreement with Stonescreen, a designer, manufacturer and installer of stone building facades. We were granted a 12 month exclusive, non-transferable license to reproduce drawings, and manufacture and install materials pertaining to the Stonescreen stone cladding and curtain wall system, which is constructed using extruded aluminum sections. The license is a short term measure and we expect to purchase the Stonescreen system during the next twelve months.

Sales and Marketing

Sales and customer service for each of the Company's operating subsidiaries is handled by in-house sales employees. Over the next year, the Company plans to focus on the cross-selling of products and services between subsidiaries.

Competition

The UK extrusion market is dominated (75% of the market) by three major extruders, Alcoa, Hydro and SAPA. AdAl Seco is the fifth largest supplier in the remaining 25%. AdAl Seco does not directly compete with the three market leaders, who generally focus on the high volume low priced market. AdAl Seco differentiates itself by providing a very flexible, high quality, "just in time" product to the market place. There is ample opportunity for the Company to increase its market share and reach maximum capacity in the next few years. The market clearly reacts to price but we believe a greater emphasis is placed on service and quality and that AdAl Seco is well placed to explore further opportunities within its niche.

The AdAl Engineering market place is largely untapped and we have focused our core business on automotive heat exchange products and have very few UK competitors. The barriers to entry in the automotive market are cost and time, quality approval by manufacturers and the time period required to achieve that approval (up to two years). These factors, coupled with the life cycles of a vehicle model (six plus years) make this an excellent platform to build our engineering business. Our focus is on maintaining our quality and delivery standards for our main automotive customers and we wish to continue this core activity whilst adding more diverse products to the AdAl Engineering product mix.

Governmental Regulation

Government is likely to increase its support for the aluminum industry in the UK and will promote the environmentally responsible nature of the product, emphasizing the excellent recycling achievements over recent years.

Environmentally there is little impact on the Company. The Company currently complies with the environmental manufacturing requirements with respect to waste. There are no material costs associated with environmental compliance.

Employees

As at December 31, 2004, the Company employed 208 staff; 139 full time employees at AdAl Seco (103 manufacturing staff, 36 office and management), AdAl Engineering employed 65 staff (58 production staff, including 20 temporary staff and 7 office and management) and we have four employees at the Company's headquarters,

Research and Development

We spent approximately $250,000 on research and development in the past two years. This expenditure has largely been invested in machine automation at AdAl Engineering and new product development at AdAl Seco.

Recent Developments

      On February 7, 2005, we entered into a Share Sale and Purchase Agreement (the "Agreement") relating to Guilform Holdings Limited ("Guilform"), with Keith Malcolm Broome, the sole shareholder of Guilform. We purchased 100% of the shares of Guilform from Mr. Broome in consideration of (i) 300,000 British Pounds (approximately $575,000) in cash; (ii) a promissory note in the amount of 200,000 British Pounds (approximately $380,000) bearing interest at a rate of 6% per annum; and (iii) 300,000 restricted shares (the "Shares") of the Company.

      Under the Agreement, we have undertaken to ensure that Guilform meets its payment obligations under certain commercial loan facilities provided to Guilform by State Securities plc in the sum of 1,007,000 British Pounds (approximately $1,930,000), of which 497,000 British Pounds (approximately $950,000) was new borrowing in connection with the consummation of the transactions contemplated by the Agreement. Approximately 321,000 British Pounds (approximately $615,000) of the new lending was loaned by Guilform to the Company in respect of the payment due to Mr. Broome on completion of the Agreement and completion expenses incurred. Mr. Broome and Ms. Janice Conley, the previous Secretary of Guilform, had guaranteed payment of the amounts owing by Guilform under the loan facilities. Under the Agreement, we have undertaken to provide for the release of Mr. Broome and Ms. Conley as guarantors on the loan facility by August 7, 2007. Further, in connection with another loan facility provided to Guilform by Venture Finance plc, with respect to which Mr. Broome and Ms. Conley are also guarantors, we have undertaken to provide for the release of Mr. Broome and Ms. Conley as guarantors on that loan facility upon its expiration on May 31, 2005. We intend for Guilform to re-finance the Venture Finance plc loan facility on or prior to expiration. As a condition to the consummation of the Agreement, our Board of Directors appointed Mr. Broome to serve as a non-executive director on Board.

      On October 28, 2004 (the "Closing"), Sunningdale, Inc., a Delaware corporation ("Company") consummated the transactions contemplated by that certain Share Exchange Agreement ("Exchange Agreement"), dated September 22, 2004, by and among the Company, Advanced Aluminium Group Limited ("AAG"), the stockholders of AAG, and Keating Reverse Merger Fund, LLC ("KRM Fund"). Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of AAG in exchange for the Company's issuance to the AAG stockholders of 2,295,000 shares of the Company's common stock. The issuance of the Company's shares of common stock to AAG's stockholders was exempt from registration under the Securities Act of 1933, as amended ("Securities Act") pursuant to Section 4(2) thereof.

      Following the Closing, the stockholders of AAG owned 2,295,000 shares of the Company's common stock, or 90% of the outstanding shares of the Company's common stock, and the stockholders of the Company immediately prior to Closing ("Existing Stockholders") owned 255,000 shares of the Company's common stock, or 10% of the outstanding shares of the Company's common stock.

      Under the Exchange Agreement, the Existing Stockholders also have anti-dilution protection in the event the Company: (i) issues any securities in any offering during the twelve (12) month period following the Closing, or (ii) issues any securities in connection with the license and/or acquisition by the Company of technology related to electricity-generating roadway ramps following Closing (collectively, the "Events"). In such cases, the Company is required to issue to the Existing Stockholders, in proportion to their respective ownership interests prior to Closing, such additional number of shares of common stock of the Company so that the Existing Stockholders shall own, in the aggregate, ten percent (10%) of the issued and outstanding shares of common stock of the Company, on a fully diluted basis, after giving effect to the Events. On April 8, 2005, the Company and the KRM Fund agree to amend the Exchange Agreement to terminate the anti-dilution provision. As consideration for this termination the Company agreed to issue 125,000 shares of its Common Stock to the KRM Fund.

      Effective as of the Closing, Kevin R. Keating resigned as sole director of the Company, and the newly-appointed board of directors of the Company consisted of Nicholas A. Shrager and Charles K. Howe. Subsequent to the closing Brian Alleman and John Sanderson joined the Board as independent directors, and Keith Broome joined the Board as a non-executive director. Pursuant to the terms of a Voting Agreement among AAG, the stockholders of AAG and the KRM Fund (the "Voting Agreement"), the AAG stockholders have agreed to vote their shares of the Company's Common Stock to elect Mr. Sanderson to the Company's board for a period of one year following the Closing. Under the terms of the Exchange Agreement, the vacant director position at the time of Closing was to be filled by a person selected by the AAG stockholders to be an independent director. Mr. Alleman was appointed to fill this position.

      In connection with the Closing, the Company also entered into a financial advisory agreement with Keating Securities, LLC ("Keating Securities"), a registered broker-dealer, under which Keating Securities will be compensated by the Company for its advisory services rendered to the Company in connection with these transactions.

The transaction advisory fee is $190,000. The financial advisory agreement also appoints Keating Securities as the Company's exclusive placement agent for private and public offerings of the Company's securities during the one year period following the Closing.

RISK FACTORS

In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company's business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

                          RISKS RELATED TO OUR BUSINESS

Revenues may not be consistent due to fluctuating demand for products. We derive revenues through the sale of products to our customers. Fluctuating demand for our products by our customers may result from a variety of factors, including, but not limited to customers' industries market falling, the weather and competition from imports. If customer demand for our products is not consistent, our revenues would be adversely affected. Our industry has historically experienced a very slow start to each year with December and the first three months of the year being the lowest in terms of sales; this is largely due to the seasonal nature of a large proportion of the customer base, the Christmas holiday period slow down and year end inventory reduction by customers.

An inability to respond quickly and effectively to new technological developments could adversely impact our competitive position. Our failure to maintain the superiority of our technological capabilities or to respond to technological changes could adversely affect our ability to retain existing customers and secure new customers. We will need to constantly seek out new technology to improve the efficiency and effectiveness of our processes. If we are unable to keep current with new developments, our competitors' technologies or products may render us noncompetitive. This means that we must have a strong capital investment program at our extrusion plant and our engineering factories. We need to continue to automate machines and processes and invest in modernizing our plant and equipment.

Rising costs of raw materials could adversely impact our margins. Our principal raw material is aluminum billets, which are generally available from a variety of suppliers. However, world commodity prices for aluminum could rise faster than our ability to recoup increases in these costs from our customers. If raw material costs increase in such a manner, our gross profit and net income could be negatively impacted.

The industries in which we compete are highly competitive and fragmented. We operate in a marketplace that is becoming more global, and the threat of lower cost imports is increasing. If we are not able to differentiate ourselves in ways other than reducing prices, such as through technical experience, just in time service and quality, we may lose market share.

                        RISKS RELATED TO OUR COMMON STOCK

Our president and chief executive officer controls a majority of our common stock. Nicholas Shrager, our President and Chief Executive Officer, individually, and through a trust over which he is co-trustee, beneficially owns 60.9% of our outstanding Common Stock. As a result, Mr. Shrager has the ability to control the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other shareholders.

Operations could be curtailed if we are unable to obtain required additional financing. We have incurred net losses amounting to $2,454,000 since inception and have a capital deficiency of $4,179,000 at December 31, 2004. We need to raise additional capital to sustain operations and provide funds to invest in new plant and equipment, through public or private financing, which may include the sale of equity securities. The issuance of these equity securities could result in dilution to our stockholders. In addition, if we are unable to raise the capital when needed, our business strategy could be affected, which could severely limit our ability to continue operations.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources and we still may fail to comply. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their Annual Reports on Form 10-K and Form 10-KSB. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends as required by
Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have only recently begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by the applicable deadlines.

There has not been significant trading in our common stock. Our Common Stock is quoted on the Over the Counter Bulletin Board. To date, there has been a limited trading market for the Common Stock. There is a significant risk that our stock price may fluctuate dramatically in the future in response to any or all of the following factors, some of which are beyond our control:

      o     variations in our quarterly operating results;

      o announcements that our revenue or income are below analysts' expectations;

      o     general economic slowdowns;

      o     changes in market valuations of similar companies;

      o     sales of large blocks of our Common Stock;

      o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      o     fluctuations   in  stock  market  prices  and  volumes,   which  are
            particularly    common   among   highly   volatile   securities   of
            internationally-based companies;

      o the cost and management time associated with the integration of newly acquired businesses;

      o     the increasing threat of low priced imports from China and India;

      o the ability of the Company to attract equity investors to support the planned growth of the Company; and

      o rising raw material costs if AdAl is unable to pass these costs onto customers

      Item  2. Description of Property.

We operate from the following facilities:

      o We own a 160,000 square foot facility in Witham, Essex UK. Seco utilizes 49,000 square feet for production and warehouse space. AdAl Engineering utilizes approximately 20,000 square feet located on the site of the AdAl Seco plant in Witham. AdAl Engineering's space consists of two buildings, both newly built in 2004. Approximately 13,000 square feet is ground level production floor space, 3,000 square foot of storage & production mezzanine floor and approximately 4,000 square foot of office space. Our mortgage on the site is repayable over fifteen years.

      o The corporate offices are in Lingfield in Surrey. We rent these offices for $9,000 per annum from one of our Directors on a month-to-month basis.

      Item  3. Legal Proceedings.

      We are not subject to any legal proceedings.

      Item  4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders during the fourth quarter.

                                    PART II

      Item  5. Market for Common Equity and Related Stockholder Matters.

            Our common stock is listed on the Over the Counter Bulletin Board under the symbol "ADGR". The following table sets forth the range of high and low bid prices reported by the Over the Counter Bulletin Board in each fiscal quarter from January 1, 2003 to December 31, 2004. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Information presented for dates prior to October 18, 2004, relate to the Company prior to the share exchange transaction described elsewhere in this Form 10-KSB,

                                          High             Low
                                          ----             ---
Fiscal 2003
-----------
Quarter Ended March 31, 2003             $0.84            $0.14
Quarter Ended June 30, 2003              $0.84            $0.15
Quarter Ended September 30, 2003         $4.90            $0.18
Quarter Ended December 31, 2003          $2.00             1.01
Fiscal 2004
-----------
Quarter Ended March 31, 2004             $5.25            $2.75
Quarter Ended June 30, 2004              $3.25            $1.50
Quarter Ended September 30, 2004         $3.25            $1.01
October 1, 2004 - October 27, 2004       $1.01            $1.01
October 28, 2004 -  December 31, 2004*   $5.00            $1.01
Fiscal 2005
-----------
January 1, 2005 - March 31, 2005         $5.20            $5.00
*Represents stock performance for periods after the share exchange transaction.

            As of March 31, 2005, there were approximately 487 record holders of the common stock. This number does not reflect shareholders who beneficially own common stock held in nominee or "street name".

            We have not paid any dividend on our common stock since inception and we do not intend to pay any dividends on our common stock in the foreseeable future.

            There was no repurchase of stock in the fourth quarter.

            Recent Sales of Unregistered Securities

            There were no sales of unregistered securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-QSB or in a Current Report on Form 8-K.

      Item  6. Management's Discussion and Analysis.

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). DISCUSSION CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH BELOW AND UNDER "BUSINESS," AS WELL AS WITHIN THE ANNUAL REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS ANNUAL REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," "INTENDS," "SHOULD," "WILL" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS AND STATEMENTS
OF EXPECTATIONS, PLANS AND INTENT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TECHNOLOGY, CUSTOMER REQUIREMENTS AND NEEDS, AMONG OTHER FACTORS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

OVERVIEW

As discussed in the Notes to the Financial Statements contained in this Form 10-KSB we acquired, through a reverse merger transaction, Advanced Aluminium Group Limited ("AAG"), a company incorporated under the Companies Acts of England and Wales.

As a result of this merger, we adopted the financial reporting year end of AAG and therefore we now have a December 31 fiscal year end.

Our purchase of the shares of AAG has been treated for accounting and financial reporting purposes as a reverse acquisition of us by AAG, since the former AAG stockholders controlled us after the transaction. Under this accounting treatment, AAG is deemed for accounting purposes to be the acquiring entity and we are the acquired entity.

On October 20, 2003, AAG acquired all of the outstanding capital stock of Advanced Aluminium Industries, Ltd. ("AAI"). AAI's activities as of the date of acquisition consisted solely of the ownership of Seco, which was acquired by AAI.

On January 30, 2004, AAG acquired all of the outstanding capital stock of AdAl Engineering f/k/a W.H.G. Fagg &Son LTD through its wholly-owned subsidiary AAI. The consolidated financial information for Engineering included in this Annual Report, is reflected as of the date of the acquisition through December 31, 2004.

We intend to expand both organically and through acquisition. We completed our second acquisition on February 7, 2005 when we acquired Guilform Holdings. This acquisition was the first step in building our Architectural Division and the focus in 2005 will be on building this Division and improving productivity and efficiency at both AdAl Seco and AdAl Engineering.

The AdAl Seco plant and machinery has been an area of investment focus in the fourth quarter of 2004 and will require continued investment during fiscal years 2005 and 2006 to enable us to return to and improve upon historical productivity and efficiency levels. Anticipated investment in plant and machinery over the next two years is $2,000,000. We have invested in a new puller and heater at AdAl Seco and will invest in handling and packing equipment at AdAl Seco in the first half of 2005. We have also added new CNC machines at AdAl Engineering and an automation timetable, subject to allowable production downtime in the current environment, has been budgeted. These investments are expected to improve the throughput at these facilities without increasing labor costs at AdAl Seco and reducing labor cost at AdAl Engineering, thus improving our cost of sales.

We reviewed our planned expansion in a machining and fabrication operation in the Czech Republic and put this project on hold until the end of the second quarter of 2005. We already formed the corporate entity in the Czech Republic and established banking facilities, which will remain in place. It is unlikely that there will be further major acquisitions in the UK in 2005. Our focus will be on organic growth in the UK and the acquisition of a US aluminum based manufacturer. We are currently developing marketing plans and will work with our advisors to raise equity capital to de-leverage the Balance Sheet, provide Investment Capital for AdAl Seco and to reduce our reliance on accounts receivable financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 1 to the consolidated financial statements included in this Form 10-KSB. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Critical accounting policies and estimates are:

o Revenue Recognition
o Accounting for Long-Lived Assets
o Impairment of Long-Lived Assets

REVENUE RECOGNITION

Revenue recognition rules are very complex, and certain judgments affect the application of our revenue policy. The amount and timing of our revenue is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. In addition to determining our results of operations for a given period, our revenue recognition determines the timing of certain expenses, such as commissions and other variable expenses. We recognize revenue when products are shipped to customers, the customer is obligated to pay for such product and collectability is reasonably assured.


ACCOUNTING FOR LONG-LIVED ASSETS

We state our property and equipment at acquisition cost and compute depreciation for book purposes by the straight-line method over estimated useful lives of the assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective.

IMPAIRMENT OF LONG-LIVED ASSETS

In assessing the recoverability of our intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67." This Statement amends Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public
Accountants Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment to APBO No. 29." This Statement amends Accounting Principles Board Opinion ("APBO") No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This is effective for fiscal periods beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, that we currently use. SFAS No. 123R requires us to adopt the new accounting provisions beginning on July 1, 2005. We have not yet determined what effect, if any, this new standard will have on future periods.

In October 2004, the FASB issued No. 151 "Inventory - an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of this statement is not expected to have a material impact on our financial statements.

RESULTS OF OPERATIONS

When reviewing the results of the operations compared to the prior years the reader should consider the transition of the group from two private UK companies to a U.S. public company with the establishment of a corporate office. The costs of this transition are identified in the relevant sections below. All comparisons to 2003 reflect the combined amounts for the Company, which includes AdAl Seco.

REVENUES. For the year ended December 31, 2004 our consolidated revenues were $29,228,000 up $7,981,000 on 2003. The Company had two operating subsidiaries in 2004. AdAl Seco's revenues were $25,095,000 (including sales of $531,000 to AdAl Engineering, eliminated on consolidation) and AdAl Engineering's revenues were $4,664,000 for the eleven month period ended December 31, 2004. Revenues for AdAl Extra and AdAl Climatix are consolidated within AdAl Seco.

Excluding the effect of exchange rates this represents a 5.7% increase on the prior year for AdAl Seco, which was the result of an increase in sales for AdAl Seco of 272 tons from 5,373 tons in 2003 to 5,645 tons in 2004.

COST OF GOODS SOLD. Cost of goods sold as a percentage of sales was 95% of sales, $27,898,000, for the year ended December 31, 2004 versus 91% of sales, $19,315,000 for the same period in 2003. AdAl Engineering's cost of goods sold for the eleven months ended December 31, 2004 was $4,686,000.

Higher prices for aluminum accounts for 1% of the increase in the cost of sales. Aluminum price increases have now been substantially offset by price increases to our customers. Through the timing of raw material purchases, and price increases to customers, management has recovered the increase in the price of aluminum and the exchange rate volatility at the end of the year. However there was a time lag and this is responsible for a 1% increase in the cost of sales. Aluminum purchases represent 60.6% of the cost of sales. The major cause of the reduced margins relates to inefficiencies with the plant and machinery resulting in incremental labor costs. Direct Labor costs are up by 3% of sales, or $750,000. The AdAl Seco plant and machinery has been an area of investment focus in the fourth quarter of 2004 and will require continued investment focus during 2005 and 2006 to enable us to return to and improve upon historical productivity and efficiency levels. We anticipate investing $2,000,000 in plant and machinery over the next two years.

AdAl Engineering's cost of goods sold exceeded its sales for the eleven month period ended December 31, 2004. Raw material costs, primarily aluminum and steel, were 40% of sales. The cause of the reduced margins relates to incremental labor and restructuring costs as a result of a major relocation of the production facility from Braintree to the site of AdAl Seco in Witham. To facilitate the move and to ensure minimal disruption to our customers we worked significant levels of overtime and employed additional temporary staff to enable us to build stock. Our work on machine automation has also been delayed as we focused on building inventory levels prior to the move. It now appears that taking machines offline to automate them, which will generate labor savings, will not be possible until the second quarter of 2005. In addition we encountered problems setting production up in the new facility, resulting in additional delays. This compounded the financial impact of the relocation, created a need to rebuild stock a second time and will have an impact on our financial performance in the first quarter of 2005. We finally moved to the new facility on January 31, 2005.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES. For the year ending December 31, 2004, selling, general and administrative costs, including $190,000 of Related Party Advisory Fees, were $2,973,000 compared to $1,323,000 in 2003. In 2003 there were only $70,000 of expenses associated with the corporate office SG&A in 2004 can be analyzed as follows: (a) AdAl Seco's SG&A $1,312,000 (5.2% of revenues) (b) AdAl Engineering's SG&A $95,000 (3.7% of revenues); (c) amortization of AdAl Engineering's customer list of $112,000; (d) Central Management and Administration costs $813,000; (e) one time costs associated with reverse merger $541,000 including $190,000 of Related Party Advisory Fees which are separately disclosed in the statements of operations and (f) on costs related to being a public company of approximately $100,000, principally legal and accounting costs which were not incurred by the companies prior to the reverse merger. Therefore the increase in costs from 2003 to 2004 of $1,650,000 relates to the roll-up strategy being pursued by the Company, the Company obtaining public company status in the U.S. through the reverse merger, $1,194,000, and additional operating company SG&A of $154,000.

INTEREST  EXPENSE.  Interest  expense  for year  ending  December  31,  2004 was
$650,000 compared to $270,000 for 2003. AAG was created through leveraged buy outs and the interest associated with the acquisition costs totaled $350,000 in 2004. The funding for the buy outs resulted primarily from secured real estate financing (current borrowings reflect a 72% loan to appraised value). We have increased borrowings in 2004 to finance the building of two new manufacturing facilities at the Witham site, which has resulted in incremental interest expense in 2004 of $34,000 ($1,030,000 investment over 11 months). We now operate AdAl Seco and AdAl Engineering from our owned premises, on a single site, having terminated AdAl Engineering's lease of the Braintree site in January of 2005. Interest expense from operations totaled $266,000 in 2004, which was not materially different from 2003.

AdAl Seco and AdAl Engineering fund their working capital requirements through accounts receivable revolver facilities and their capital investment programs through asset finance. In 2004, AdAl Seco and AdAl Engineering incurred interest expenses related to these arrangements of $174,000 and $92,000, respectively.

NET INCOME (LOSS). For the year ended December 31, 2004, the net loss was $2,290,000, or $0.98 per share compared to a profit of $255,000, or $0.11 per share, for the year ended December 31, 2003.

Loss and earnings per share for periods prior to the reverse merger are computed using the shares issued in the reverse merger which was 2,295,000. The shares outstanding in Sunningdale prior to the transaction, which totaled 255,000, were accounted for as if they were issued on October 28, 2004, the date of the reverse merger.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets at December 31, 2004 are $16,748,000, which is comprised of $6,229,000 property plant and equipment, accounts receivable $6,845,000, inventory $2,408,000, cash and cash equivalents of $389,000, intangible assets (capitalized customer list from AdAl Engineering acquisition) of $526,000, prepaid expenses of $314,000 and a deferred tax asset of $37,000. Our current liabilities are $14,172,000. The Company has long-term debt of $4,870,000, of which $595,000 is the current portion. The accumulated deficit as of December 31, 2004 was $2,454,000.

At December 31, 2004, we had a working capital deficit of $4,179,000. We also incurred a net loss for year ending December 31, 2004 of $2,290,000. Management believes that the loss is due to the changes that we have gone through in the past year, including: (a) costs associated with operating a corporate office;
(b) costs associated with the reverse merger; and (c) interest costs associated with the acquisitions of AdAl Seco and AdAl Engineering. In addition, the Company has been making changes in the manufacturing operations at both AdAl Seco and AdAl Engineering, and improving facilities for the future (including completion of the construction of a new building for AdAl Engineering's manufacturing operations).

As of December 31, 2004, the Company had its short term bank debt split between two major UK banks. All short term bank debt is secured by our accounts receivable. In February 2005 the Company consolidated its revolving bank lines of credit agreements with one major UK bank. This process took longer than expected as management conducted extensive reviews, between November 2004 and February 2005, of the UK banking marketplace and met with, and reviewed financing terms in detail, with three of the four major UK banks, three major European banks and three niche financial institutions. The Company decided to increase its revolving credit borrowings with the chosen major UK bank, which were consolidated in February 2005.

The mortgage of the Witham site, which is our major long term debt component as at December 31, 2004, is secured by a lien on the land and buildings. Equipment loans are secured by a lien on the specific machinery and equipment financed. We are currently reviewing our options with respect to the mortgage of the Witham site and plan to increase the loan to appraised value on the mortgage by re-financing the property with either our current lender, or another lender. We expect this to generate additional funds of between $300,000 and $500,000.

As of December 31, 2004, we had credit available of approximately $750,000 under our revolving bank lines. We refinanced some of our plant and machinery assets held at AdAl Engineering and raised approximately $350,000 (80% loan to appraised value) to help finance the cost of the reverse merger. Our business has its lowest sales in December, which averages 50% of a normal month's sales, and leads to a slow start to the year. The four slowest sales months are typically December, February, March and January, in that order. Conversely October, July and September historically have been the best production months during the year. We believe that utilizing our unsecured inventory assets to secure additional debt financing is a strategic measure since the financing will be secured on finished goods inventory held at our premises, and given the cyclical nature of our business and our current reliance on revolving credit arrangements tied to accounts receivable, this additional source of funds will enable us to build stock versus our order book at a time when we have historically slowed down production. It is a short term issue as we are currently experiencing the impact of our cyclical sales and need this financing to ensure a buoyant approach to the second quarter.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to secure additional financing through the following actions:

      o In February 2005 we moved AdAl Engineering's accounts receivable revolving from the existing bank to the same bank used by AdAl Seco. This move provided an additional $170,000 of availability due to an improved advance rate against eligible accounts receivable.
      o The bank holding the mortgage on the Witham facility has agreed to refinance the loan to value to 75% of the current appraised value of the property. This will generate incremental funding of $300,000 and is expected to close in late April 2005.
      o We have established a credit agreement with a bank based on the finished goods inventory at AdAl Seco, which will provide approximately $320,000 of cash availability. Funding is expected to close by the end of April 2005.
      o Two directors of the Company have agreed to lend the Company $150,000 each for a total of $300,000. These loans are expected to be in place in May 2005.
      o On April 11, 2005 the investment committee of an investment company approved a term sheet, subject to completion of final due diligence, to provide $3,000,000 in funding through a three year convertible loan facility. The first $1,000,000 of funds is expected to be received in May 2005, and can be used for any purpose. The remaining $2,000,000 is reserved for use in future acquisitions.

The above actions are expected to provide additional cash resources of approximately $2,090,000 in the first half of 2005. Management believes that this additional cash will be adequate to sustain operations until the Company generates sufficient cash flows from operations.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In addition, any plant and machinery requirements over the next six to twelve months are expected to be financed through equipment leases or other available financing methods.

Management recognizes that its reliance on its accounts receivable revolver facility needs to be reduced in 2005 and it is in active discussions with a few financial institutions to provide either convertible debt financing or equity through one or more private placement transactions. Management anticipates raising equity capital in 2005. Any such additional funds would be utilized to de-leverage the balance sheet, reduce reliance on accounts receivable facilities and to provide additional working capital to build the businesses.

If the Company does not raise sufficient additional equity capital to provide positive working capital and is unable to return to profitability in the near term , it may be required to curtail future operations and/or liquidate assets or enter into credit arrangements on less favorable terms than would normally be expected, to provide for future liquidity.

The Company expects to break even in 2005 and return to profitability in 2006.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet financing arrangements and has not established any special purpose entities.

      Item  7. Financial Statements


ADAL GROUP INC. AND SUBSIDIARIES
======================================================================================================================

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
======================================================================================================================

                                                                                                                  Page
                                                                                                                  ----

Report of Independent Registered Public Accounting Firm ...................................................        F-1

Consolidated Balance Sheet as of December 31, 2004.........................................................        F-2

Consolidated Statements of Operations for the year ended December 31, 2004 and for the period from October 20, 2003 (inception) to December 31, 2003, and of
   Seco Aluminium Ltd. (as Predecessor Company) for the period from January 1,
   2003 to October 19, 2003................................................................................        F-3

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive
   Income (Loss) for the year ended December 31, 2004 and for the period from
   October 20, 2003 (inception) to December 31, 2003 ......................................................        F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2004 and for the period from October 20, 2003 (inception) to December 31, 2003, and of
   Seco Aluminium Ltd. (as Predecessor Company) for the period from January 1,
   2003 to October 19, 2003................................................................................        F-5

Notes to Consolidated Financial Statements.................................................................        F-7


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of AdAl Group Inc. and its subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the periods January 1, 2003 to October 19, 2003 (predecessor Company), October 20, 2003 to December 31, 2003 and for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the consolidated results of their operations and their cash flows for the periods January 1, 2003 to October 19, 2003 (predecessor Company), October 20, 2003 to December 31, 2003 and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           MOORE STEPHENS, P. C.
                                           Certified Public Accountants.

New York, New York
February 25, 2005 except for Note 4,
for which the date is April 11, 2005

ADAL GROUP INC. AND SUBSIDIARIES
================================================================================
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS OF U.S. DOLLARS)
================================================================================

                                                               December 31, 2004
                                                               -----------------
Assets:
Current Assets:
   Cash and Cash Equivalents                                       $    389
   Accounts Receivable                                                6,845
   Inventories                                                        2,408
   Current Deferred Taxes                                                37
   Other Current Assets                                                 314
                                                                   --------

   Total Current Assets                                               9,993

Property, Plant and Equipment - Net                                   6,229

Intangible Assets, Less Accumulated
   Amortization of $80                                                  526
                                                                   --------

   Total Assets                                                    $ 16,748
                                                                   ========

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
   Short-Term Borrowings and Credit
   Agreements                                                      $  6,048
   Accounts Payable                                                   6,243
   Accrued Expenses - Related Party                                     120
   Payroll and Excise Taxes Payable                                     617
   Current Portion of Long-Term Debt                                    595
   Other Current Liabilities                                            549
                                                                   --------

   Total Current Liabilities                                         14,172

Long-Term Debt, Less Current
   Portion                                                            4,275

Non-Current Deferred Taxes                                               99
                                                                   --------

   Total Liabilities                                                 18,546
                                                                   --------

   Commitments and Contingencies

Stockholders' Equity (Deficit):
   Common Stock, $.0001 Per Share Stated
     Value; 100,000,000 Shares Authorized, 2,550,000
     Shares Issued and Outstanding                                       --
   Additional Paid in Capital                                             2
   Accumulated Deficit                                               (2,454)
   Accumulated Other Comprehensive Income:
     Cumulative Translation Adjustment                                  654
                                                                   --------

   Total Stockholders' Equity (Deficit)                              (1,798)
                                                                   --------

   Total Liabilities and Stockholders' Equity (Deficit)            $ 16,748
                                                                   ========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ADAL GROUP INC. AND SUBSIDIARIES
================================================================================
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)
================================================================================

                                                                   Predecessor
                                 AdAl Group Inc. and Subsidiaries    Company
                                 --------------------------------    -------
                                       Year         October 20,      January 1,
                                       Ended          2003 to         2003 to
                                   December 31,     December 31,    October 19,
                                       2004            2003            2003
                                   ------------     ------------   ------------

Net Sales                           $ 29,228        $  4,194        $ 17,053

Cost of Sales                         27,898           4,004          15,311
                                    --------        --------        --------

   Gross Profit                        1,330             190           1,742

Selling, General and
   Administrative Expenses             2,783             268           1,055

Advisory Fees - Related Party            190              --              --
                                    --------        --------        --------

   Income (Loss) from
     Operations                       (1,643)            (78)            687

Interest Expense                         650             122             148
                                    --------        --------        --------

   Income Before Income
     Taxes                            (2,293)           (200)            539

Provision For Income Tax
   Expense (Benefit)                      (3)            (36)            120
                                    --------        --------        --------

   Net Income (Loss)                $ (2,290)       $   (164)       $    419
                                    ========        ========        ========

Basic and Diluted Income
   (Loss) per Share:                $  (0.98)       $  (0.06)       $   0.18
                                    ========        ========        ========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.


ADAL GROUP INC. AND SUBSIDIARIES
=========================================================================================================================
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS OF U.S. DOLLARS)
=========================================================================================================================


                                                                                              Accumulated      Total
                             Comprehensive       Common Stock         Additional   Retained      Other      Stockholders'
                                Income           ------------          Paid-in     Earnings   Comprehensive   Equity
                                (Loss)       Shares         Amount     Capital     (Deficit)     (Loss)      (Deficit)
                                ------       ------         ------     -------     ---------     ------      ---------

Inception - October 20, 2003   $      --           --   $      --     $      --   $      --    $      --    $      --

Issuance of Common Stock
     For Cash                         --    2,295,000          --             2          --           --            2

Net Loss                            (164)          --          --            --        (164)          --         (164)

Effect of Currency
     Translation in Period            (3)          --          --            --          --           (3)          (3)
                               ---------    ---------   ---------     ---------   ---------    ---------    ---------

                               $    (167)
                               =========
     Balances -
         December 31, 2003                  2,295,000          --             2        (164)          (3)        (165)

Shares Issued in Connection
    With Merger                $      --      255,000          --            --          --           --           --

Net Loss                          (2,290)          --          --            --      (2,290)          --       (2,290)

Effect of Currency
     Translation In Period           657           --          --            --          --          657          657
                               ---------    ---------   ---------     ---------   ---------    ---------    ---------

                               $  (1,633)
                               =========
         Balances -
        December 31, 2004                   2,550,000   $      --     $       2   $  (2,454)   $     654    $  (1,798)
                                            =========   =========     =========   =========    =========    =========


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ADAL GROUP INC. AND SUBSIDIARIES
================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
================================================================================

                                            AdAl Group Inc. and Subsidiaries   Predecessor Company
                                            --------------------------------   -------------------
                                                 Year           October 20,         January 1,
                                                 Ended            2003 to            2003 to
                                              December 31,     December 31,        October 19,
                                                  2004             2003               2003
                                                  ----             ----               ----
Operating Activities:
     Net Income (Loss)                          $(2,290)          $  (164)          $   419
     Adjustments to Reconcile Net
         Income (Loss) to Cash From
         Operations:
         Depreciation and Amortization            1,212               111               657
         Deferred tax (Benefit)                      (3)               --                --
                                                -------           -------           -------

     Changes in Assets and Liabilities:
         Decrease (Increase):
              Receivables                         1,086               541              (877)
              Inventories                          (217)             (231)              226
              Other Current Assets                 (150)               66                (3)

         Increase (Decrease):
              Accounts Payable                      888              (107)              154
              Taxes                                 127               (19)               88
              Other Current Liabilities             162                86              (101)
                                                -------           -------           -------

     Net Cash - Operating
         Activities                                 815               283               563
                                                -------           -------           -------

Investing Activities:
     Cash Paid for Seco
         Acquisition, Net of
         Cash Acquired--                             --            (3,874)               --
     Cash Paid for Fagg
         Acquisition, Net of Cash Acquired         (732)               --                --
     Capital Expenditures                        (2,713)              (87)             (362)
                                                -------           -------           -------

     Net Cash - Investing
         Activities                              (3,445)           (3,961)             (362)
                                                -------           -------           -------
Financing Activities:
     Net Changes to Short-Term
         Borrowings                               (1948)            3,570              (177)
     Borrowing of Long-Term Debt                  4,530                --                --
     Payment of Long-Term Debt                     (480)               --                --
     Issuance of Common Stock                        --                 2                --
                                                -------           -------           -------

     Net Cash - Financing
         Activities                               2,102             3,572              (177)
                                                -------           -------           -------

Effect Of Exchange Rates
         Changes on Cash                            767               231                 1
                                                -------           -------           -------

     Net Increase (Decrease) in
         Cash - Forward                         $   239           $   125           $    25


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

ADAL GROUP INC. AND SUBSIDIARIES
================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
================================================================================


                                                                          Predecessor
                                         AdAl Group Inc. and Subsidiaries   Company
                                         --------------------------------   -------
                                              Year         October 20,      January 1,
                                              ended         2003 to         2003 to
                                           December 31,   December 31,     October 19,
                                              2004           2003            2003
                                              ----           ----            ----
   Net Increase (Decrease) in
     Cash - Forwarded                         $ 239          $ 125          $  25

Cash - Beginning of Period                      150             25             --
                                              -----          -----          -----

Cash - End of Period                          $ 389          $ 150          $  25
                                              =====          =====          =====

Supplemental Cash Flow Information:
   Cash paid during the periods for:
     Interest                                 $ 343          $ 116          $ 141
     Income Taxes                             $  --          $  --          $  --
Non-Cash Transactions:
   Debt Issued for Engineering
         Acquisition                          $ 675          $  --          $  --


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ADAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(1) Business

AdAl Group Inc. (the "Company"), through its operating subsidiaries, is a diversified producer of aluminum extrusions and manufactured parts. The Company's two principal operating subsidiaries are AdAl Seco ("Seco") and AdAl Engineering (formerly W.H.J. Fagg & Son Ltd.) ("Engineering"), both of which are located in England. The Company's customers are also based in England. Seco is a provider of aluminum extrusion design and production services, providing complete supply-chain management including component design, fabrication, warehousing and delivery. These added value products are sold through the AdAl Seco brands, AdAl Extra and AdAl Climatix. Engineering provides precision engineering, tool making and volume production of machined (primarily aluminum) components principally for the automotive industry. Engineering was acquired effective February 1, 2004.

(2) Organization and Basis of Presentation

AdAl Group Inc., a Delaware corporation, was formerly known as Sunningdale, Inc. ("Sunningdale") a shell corporation. A merger of Sunningdale and Advanced
Aluminium Group Ltd. ("AAG") incorporated under the laws of England, was completed on October 28, 2004. The merger has been treated for accounting and financial reporting purposes as a reverse acquisition of Sunningdale by AAG, since the former AAG stockholders control the Company after the merger. Under this accounting treatment, AAG is deemed for accounting purposes to be the acquiring entity and Sunningdale the acquired entity. Accordingly, the transaction has been treated as a recapitalization of AAG, with no goodwill recorded. The financial statements of the Company after the merger now reflect AAG on a historical basis. All references to the "Company" means AdAl Group Inc. and its subsidiaries. As of the date of the merger, Sunningdale had total assets of $15 and total liabilities of $15, which were assumed by the Company.

Effective October 20, 2003, AAG acquired all of the outstanding capital stock of Advanced Aluminium Industries, Ltd. ("AAI"). AAI's activities as of the date of acquisition consisted solely of the ownership of Seco, which was acquired by AAI on October 20, 2003.

Since October 20, 2003 ("Inception") the Company's activities consisted solely of activities related to the operation of AAI and Seco. Such activities, which were not significant, have been included in the consolidated statement of operations for the Company for the period from Inception through December 31, 2003. The primary operating activities included in the consolidated statement of operations for the Company for the period from Inception through December 31, 2003 are those of Seco, which became an indirect subsidiary of the Company, through its AAI subsidiary, on October 20, 2003.

The consolidated balance sheets as of October 19, 2003 and the consolidated statements of operations and cash flows for the period from January 1, 2003 to October 19, 2003 represent the financial position and results of operations and cash flows of Seco, which was the "Predecessor Company" through the date of acquisition. The consolidated balance sheets as of December 31, 2004 and December 31, 2003 and consolidated statements of operations and cash flows for the year ended December 31, 2004 and for the period from October 20, 2003 (Inception) to December 31, 2003 represent the consolidated financial position and results of operations and cash flows for the Company and its subsidiaries.

The operations of Engineering have been included since February 1, 2004, the date on which AAI acquired all of the outstanding capital stock of Engineering.

All amounts in the financial statements are presented in thousands of U.S. Dollars.

(3) Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements of the Company include the accounts of its wholly-owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

ADAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(3) Significant Accounting Policies (Continued)

Foreign Currency - The Company headquarters and principal business operations are located in England. Although most purchase contracts for aluminum are denominated in U.S. dollars, all other expenses and all revenues are denominated in UK Pound Sterling. As such, management has determined that the functional currency for financial reporting purposes is the UK Pound Sterling. Translation into U.S. dollars has been accomplished in the following manner: assets and liabilities using the exchange rates in effect at the balance sheet date, stockholders equity at historical rates, and results of operations and cash flows at the average exchange rates during the period. The effect of exchange rate changes is reflected as a separate component of stockholders' equity.

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

Cash and Cash Equivalents - The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

Inventories - Inventories consist primarily of raw materials (principally aluminum billets, extrusions and bar stock) and work in process/finished goods, (aluminum extrusions and machined parts). Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of:

                                              December 31,
                                                  2004
                                              ------------

Raw Materials                                 $      1,255
Work in Process and Finished Goods                   1,153
                                              ------------

   Totals                                     $      2,408
   ------                                     ============

Income Taxes - The Company accounts for income taxes under the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense (benefit) represents the change in the deferred tax asset/liability balance.

Property, Plant and Equipment - Property and equipment is stated at cost. Depreciation is computed principally using the straight-line method. The estimated useful lives are:

Buildings and Improvements                           50 Years
Equipment, Furniture and Fixtures                    3 to 15 Years
Vehicles                                             3 to 5 Years

Expenditures for maintenance and repairs that do not materially extend the useful lives of property, plant and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in earnings. Property, plant and equipment consist of the following:

                                              December 31,
                                                  2004
                                              ------------

Land, Buildings and Improvements              $      2,521
Equipment, Furniture and Fixtures                   12,214
Vehicles                                                66
                                              ------------

Totals                                              14,801
Less Accumulated Depreciation                       (8,572)
                                              ------------

   Property, Plant and Equipment - Net        $      6,229
                                              ============

Depreciation expense was $1,100 for the year ended December 31, 2004, $111 for the period ended December 31, 2003, and $657 for the period from January 1, 2003 to October 20, 2003.

ADAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(3) Significant Accounting Policies (continued)

Intangible Assets - Customer lists are the sole intangible asset of the Company. These are recorded at cost and are amortized utilizing the straight-line method over a period of 5 years. The customer lists were recorded at a value of $606 and there was $80 of amortization expense during the year ended December 31, 2004 with none prior. When changing circumstances warrant, the Company evaluates the carrying value and the period of amortization based on the current and expected future undiscounted cash flows from operations to determine whether a revised estimate of carrying value or useful life is required.

Year ended
December 31,                                    Total
------------                                    -----
    2005                                    $        129
    2006                                             129
    2007                                             129
    2008                                             129
    Thereafter                                        10
                                            ------------
    Total                                   $        526
                                            ============

The Company assesses intangible assets for impairment on a periodic basis and more frequently when circumstances warrant. No impairment has been recorded during the periods presented.

Revenue Recognition - The Company recognizes revenue after its product is shipped and collectability is reasonably assured.

Net Revenues - Net revenues include the amounts charged for products shipped to customers, plus recoveries of the freight charges to ship the product from the manufacturing facility to the customer.

Cost of Sales - Cost of sales includes the direct cost of the product, including material, labor, overhead, depreciation and the freight charges to ship the product to the customer.

Selling, General and Administrative Expenses - Selling general and administrative expenses include costs for administrative and sales employee wages, benefits, legal, accounting and consulting services and other general and administrative costs.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets is compared to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

Fair Value of Financial Instruments - The Company adopted Statement of Financial Accounting Standards ("SFAS") No.107, "Disclosure about Fair Value of Financial Instruments," which requires disclosing fair value, to the extent practicable, for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, related party and trade and notes payable, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

The fair value of long-term debt is based upon current rates at which the Company could borrow funds with similar remaining maturities. It was assumed that the carrying amount approximated fair value for these instruments.

Research and Development Costs - The Company does not have a research and development department. The development activity generally relates to designing new products, which is principally done by employees with general administrative or other operating responsibility. As such, the Company does not separately account for such costs. However, management believes the total amounts expended on these activities are not significant. All such costs are expensed as incurred.

ADAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(3) Significant Accounting Policies (continued)

Advertising - The Company expenses advertising costs as incurred. Advertising expenses were approximately $15 for the year ended December 31, 2004, $2 for the period from October 20, 2003 to December 31, 2003, and $6 for the period from January 1, 2003 to October 19, 2003.

Stock-Based Compensation - We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting
Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized because the exercise prices of these employee stock options equal or exceed the estimated fair market value of the underlying stock on the dates of grant.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The "modified retrospective" method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We have not yet determined what effect, if any, this change will have on future periods.

We currently expect to adopt SFAS 123R effective July 1, 2005; however, we have not yet determined which of the aforementioned adoption methods we will use.

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common stock. There were no potentially dilutive items for the periods presented. The weighted average shares outstanding were 2,339,625 for the year ended December 31, 2004 and 2,295,000 for the other periods presented, including the Predecessor Company.

Recent Accounting Pronouncements - In October 2004, the FASB issued No. 151 "Inventory - an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of this statement is not expected to have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67." This Statement amends SFAS No. 66. "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment to APBO No. 29." This Statement amends APBO 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This is effective for fiscal periods beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on our financial statements.

ADAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(4) Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2004, the Company has a net loss of approximately $2,290, a working capital deficiency of approximately $4,179 and an accumulated deficit of approximately $2,454. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to secure additional financing through the following actions:

      o In February 2005 we moved AdAl Engineering's accounts receivable revolving credit facility from the existing bank to the same bank used by AdAl Seco. This move provided an additional $170 of availability due to an improved advance rate against eligible accounts receivable.

      o The bank holding the mortgage on the Witham facility has agreed to refinance the loan and allow us to increase our borrowings to 75% of the current appraised value of the property. This will generate incremental funding of approximately $300 and is expected to close in late April 2005.

      o We have established a credit agreement with a bank based on the finished goods inventory at AdAl Seco, which will provide approximately $320 of cash availability. Funding is expected to close by the end of April 2005.

      o Two directors of the Company have agreed to lend the Company $150 each for a total of $300. These loans are expected to be in place in May 2005.

      o On April 11, 2005 the investment committee of an investment company approved a term sheet, subject to completion of final due diligence, to provide $3,000 in funding through a three year convertible loan facility. The first $1,000 of funds is expected to be received in May 2005, and can be used for any purpose. The remaining $2,000 is reserved for use in future acquisitions.

The above actions are expected to provide additional cash resources of approximately $2,090 in the first half of 2005. Management believes that this additional cash will be adequate to sustain operations until the Company generates sufficient cash flows from operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

(5) Acquisitions

On October 20, 2003, the Company purchased all of the outstanding shares of the Predecessor Company through its wholly-owned AAI subsidiary, for cash of approximately $3.9000, including acquisition costs of approximately $125. Accordingly, the results of operations of AdAl Seco are included in the consolidated financial statements of the Company from the date of acquisition. Because the total purchase price was less than the net book value of the Predecessor Company, no allocation of the purchase price was made, and the amount paid below net book value of approximately $913 was recorded as a reduction to land, buildings and improvements.

On January 31, 2004, the Company purchased all of the outstanding shares of W.H.J. Fagg & Son Ltd. ("Fagg") through its wholly-owned AAI subsidiary, for a total investment of approximately $1,400 including transaction related costs of $64. Payment was made in the form of cash of $739 and notes in the amount of $675. Fagg was subsequently renamed AdAl Engineering. Engineering provides precision engineering, tool making and volume production of machined aluminum components principally for the automotive industry. The engineering and machining capabilities of Engineering are complementary to the extrusion business of Seco. The investment in excess of the net book value of Engineering has been allocated to intangible assets, representing the value assigned to Engineering's customer list, and is being amortized over five years using the straight-line method. The results of operations of Engineering are included in the consolidated financial statements of the Company beginning February 1, 2004.

ADAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(5) Acquisitions (Continued)

The following condensed balance sheet information has been derived from the audited balance sheet of Engineering as of January 31, 2004.

The assets acquired including the cost in excess of net assets acquired and liabilities assumed in the acquisition of Engineering are as follows:


   Tangible Assets acquired at Fair Value                    $      2,725
   Cost in excess of net assets acquired (customer lists)             606
   Liabilities Assumed at Fair Value                               (1,917)
                                                             ------------

   Total Purchase Price                                      $      1,414
                                                             ============

Selected unaudited proforma combined results of operations for the year ended December 31, 2003, assuming that the Predecessor Company and Engineering acquisitions occurred on January 1, 2003, including activity subsequent to their actual acquisitions is as follows:

                                                               Year Ended
                                                                December
                                                                  2003
                                                               ----------
Net Sales:
   Predecessor Company and the Company from Inception         $    21,308
   Engineering                                                      5,034
                                                              -----------

   Combined                                                   $    26,342
                                                              ===========

Net Income:
   Predecessor Company and the Company from Inception         $      (108)
   Engineering                                                       (155)
                                                              -----------

   Combined                                                   $      (263)
                                                              ===========

(6) Related Party Transactions

During the year ended December 31, 2004, the Company leased office space from a Director on a month-to-month basis. The total of such rental expenses was approximately $9 during the year ended December 31, 2004 with no expense in other periods. This rent was included as a component of selling, general and administrative expense.

On October 28, 2004, the Company entered into a financial advisory agreement with an entity related to a former director of the Company who is also a major shareholder. A fee of $190 was accrued related to this agreement, of which $70 was paid through December 31, 2004.

ADAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(7) Concentrations

(A) Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consists principally of cash and cash equivalents and accounts receivable.

The Company and its subsidiaries maintain their cash and cash equivalents in accounts with two major financial institutions in England and, principally in the form of demand deposit accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company believes that the concentration of credit risk in its accounts receivables is substantially mitigated by the Company's evaluation process, relatively short collection terms, the high level of credit worthiness of its customers and in the case of Seco the purchase of credit insurance for its accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but generally requires no collateral. Management has entered into an insurance agreement to guarantee certain customer accounts receivable balances up to specified limits as defined in the insurance agreement. For those customer not covered under the insurance agreement the Company often requires the customer to prepay for goods as a condition of sale. The Company records an allowance for doubtful accounts specific to the accounts receivable balances outstanding based upon the results of its evaluation of its customers' financial condition and consideration of the insured balance. As of December 31, 2004 the Company determined that no allowance for doubtful accounts was required. Historically, the Company has recorded an immaterial amount of bad debt write-offs.

(B) Concentration of Sources of Labor - Approximately 50% of the employees of Seco, an indirect subsidiary of the Company are members of a trade union. Seco is not a party to any collective bargaining agreement with this trade union. Management believes that it has a good relationship with its employees.

(C) Concentration of Sources of Materials - Seco purchases aluminum billets from five smelters. Though these billets are commonly used by extruders, a disruption in the supply from these smelters could cause production delays or a material increase in production costs. The Company has entered into forward supply contracts with these smelters to minimize such risk [See Note 6].

(8) Commitments and Contingencies

Operating Leases - The Company leases various vehicles and equipment under operating leases. Rent expense for such vehicles and equipment was $68 for the year ended December 31, 2004, $10 for the period from October 20, 2003 to December 31, 2003, and $24 for the period from January 1, 2003 to October 19, 2003.

Future minimum lease payments under operating leases at December 31, 2003 are as follows:

Years Ending
December 31,            Amount
------------            ------

   2004                $    49
   2005                     42
   2006                     33
   2007                     13
   Thereafter                1
                       -------

   Total               $   138
                       =======

Purchase Contracts - AdAl Seco, an indirect subsidiary of the Company, requires a supply of aluminum billets as raw materials for its production process. Though these billets are generally available on the open market, the Company has entered into purchase contracts with five smelters to reduce the risk of a disruption in supply. These contracts are for the delivery of billets per month at an agreed rate for up to twelve months into the future. Production cost per ton is set under an annual master agreement with each smelter. In advance of production, the Company places material orders with the smelter, at which time the cost of aluminum is determined.

At December 31, 2004 and December 31, 2003, there were purchase agreements totaling approximately $3,500 and $829 respectively.

ADAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(9) Debt

The Company has a Credit Agreement with a bank that allows the Company to borrow against customer accounts receivable of AdAl Seco, subject to certain restrictions. Under the terms of the Credit Agreement, the Company may borrow up to a maximum of $9,600, subject to the availability of eligible customer receivables. Interest is charged at the rate of 2% above the Base Rate of the Bank of England for the first $4,000 borrowed and 1.4% above the Base Rate of the Bank of England for the balance. At December 31, 2004, the Base Rate of the Bank of England was 4.75%. The Company pays a commitment fee equal to 0.14% of the eligible accounts receivable, at the time the accounts receivable are reported to the bank. The amounts outstanding under this agreement are secured by all of the outstanding accounts receivable of AdAl Seco. The term of the Credit Agreement is open, but can be terminated by either party with 90 days notice and as such is classified as a component of current liabilities. As of December 31, 2004, there was $4,955 outstanding under the Credit Agreement. As of December 31, 2004, the Company had unused borrowing availability of $584.

The Company also has a Credit Agreement with another bank that allows the Company to borrow against customer accounts receivable of AdAl Engineering, subject to certain restrictions. Under the terms of the Credit Agreement, the Company may borrow up to a maximum of $770, subject to the availability of eligible customer receivables. Interest is charged at the rate of 2.20% above the Base Rate of the Bank of England (6.95% at December 31, 2004). The Company pays a commitment fee equal to 0.50% of the eligible accounts receivable, at the time the accounts receivable are reported to the bank. The amounts outstanding under this agreement are secured by all of the outstanding accounts receivable of AdAl Engineering. The term of the Credit Agreement is open, but can be terminated by either party with 90 days notice and as such is classified as a component of current liabilities. As of December 31, 2004, there was $393 outstanding under the Credit Agreement. As of December 31, 2004, the Company had unused borrowing availability of $166.

As of December 31, 2004, the weighted average interest rate for the credit agreements was 6.49%.

The Company has an overdraft agreement with a bank that allows the Company to borrow up to $1,000. As of December 31, 2004, there was $700 outstanding under the agreement. The proceeds are to be used to finance building reconstruction and will be converted into a mortgage upon completion of the construction. The outstanding balance bears interest at 1.5% above the Base Rate of the Bank of England (6.25% at December 31, 2004). The loan is secured by a lien on the Company's real estate, including land, buildings and improvements of the facilities located in Witham, England. These amounts are classified as a component of short term liabilities.

In connection with the acquisition of AdAl Engineering in January 2004, the Company issued notes payable to the former owners in the original amount of approximately $675. The notes did not bear interest and were paid in full in November 2004.

Long-term debt consisted of the following at December 31, 2004:

                                           December 31,
                                               2004
                                           -----------

Mortgage Loan, 6.435% Due January 2019    $      3,670
Machinery and Equipment Loans                    1,200
                                          ------------
Total Long-Term Debt                             4,870
Less: Amounts Due Within One Year                 (595)
                                          ------------

   Long-Term Portion                      $      4,275
                                          ============

The mortgage loan is secured by the real estate, including land, buildings and improvements of the facilities located in Witham, England, and has a 15 year term. The interest rate on the mortgage is fixed for five years, after which time the Company has the option to accept a fixed rate based upon the then market rates or accept a variable rate at the Bank of England Base Rate plus 1.5%.

ADAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(9) Debt (continued)

The machinery and equipment loans are secured by certain machinery and equipment of Engineering. The agreements range from 3 to 5 years with interest ranging between 5% and 8%.

Following are the principal amounts due under long-term debt as of December 31, 2004 by fiscal year:

Years Ending
December 31,                  Amount
------------                  ------

   2005                   $       595
   2006                           513
   2007                           386
   2008                           337
   2009                           264
   Thereafter                   2,775
                          -----------

   Total                  $     4,870
                          ===========

(10)Common Stock

The Company has 100,000,000 shares of common stock authorized and 2,550,000 shares issued and outstanding as of December 31, 2004. The Company does not have any equity incentive plans or other stock based compensation plans. There are no outstanding warrants for the purchase of common stock.

(11) Income Taxes

A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

                                                                   Predecessor
                                              AdAl Group Inc.        Company
                                              ---------------        -------
                                                       October 20,   January 1,
                                         Year Ended      2003 to      2003 to
                                         December 31,  December 31,  October 19,
                                            2004          2003         2003
                                            ----          ----         ----

U.S. statutory rate applied to
     income from continuing operations
     before taxes                           35%           35%           35%
                                          ----          ----          ----
Differential arising from:
     Foreign operations                     (5%)          (5%)          (5%)
     Other Permanent Differences            --            18%           22%
     Utilization of Net Operating
     Loss Carryforwards                    (30%)         (30%)         (30%)

Effective Rate                              --%          (18%)          22%
                                          ====          ====          ====

ADAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(11) Income Taxes (continued)

Foreign operations comprised substantially all operations for fiscal 2004 and 2003. The provision (benefit) from income taxes shown in the consolidated statements of operations consists of the following:


                                                        Predecessor
                              AdAl Group Inc.             Company
                              ---------------             -------
                                       October 20,        January 1,
                         Year Ended      2003 to           2003 to
                         December 31,   December 31,     October 19,
                            2004           2003             2002
                         -----------   ------------     ------------
Current Provision
Federal                     $  --          $  --           $  --
Foreign                        --            (54)            165
State                          --             --              --
                            -----          -----           -----

Total                       $  --          $ (54)          $ 165
                            -----          -----           -----

Deferred Provision
Federal                     $  --          $  --           $  --
Foreign                        (3)            18             (45)
State                          --             --              --
                            -----          -----           -----

Total                       $  (3)         $  18           $ (45)
                            -----          -----           -----
Grand Total                 $  (3)         $ (36)          $ 120
                            =====          =====           =====

Deferred Income taxes at December 31, 2004 consisted of the following:

                                                              Year Ended
                                                             December 31,
                                                                 2004
                                                             ------------
Current Deferred Tax Asset:
    Net Operating Loss Carryforward                           $     259
    Valuation Reserve                                              (222)
                                                              ---------

Total                                                         $      37
                                                              =========

Non-Current Deferred Tax Liability:
     Depreciation and Amortization                            $     (99)
                                                              =========

Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. Management believes that it is more likely than not that the deferred tax assets will be realized. During fiscal 2004 the Company had no current tax liability due to current period losses, foreign tax adjustments and utilization of net operating loss carryforwards. Management has recorded a valuation allowance on available net operating losses to adjust the deferred tax asset to an amount that is more likely than not to be realizable.

(12) Retirement Plans

The Company has defined contribution plans covering certain employees. The Company's annual contribution to the defined contribution plans is based on the matching of employee minimum contributions up to 2% of annual salary and amounted to $82 for the year ended December 31, 2004, $13 for the period from October 20, 2003 to December 31, 2003, and, $50 for the period from January 1, 2003 to October 19, 2003.

ADAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(13) Subsequent Event (Unaudited)

On February 7, 2005, the Company purchased all of the outstanding shares of Guilform Holdings Ltd. ("Guilform"), for a total investment of $2,625. Payment was made in the form of cash of $600 and notes in the amount of $375 and $1,650 from the issuance of 300,000 shares of the Company's common stock. Guilform makes aluminum-based products for use in architecture, notably metal cladding panels and composite panels which provide thermal and acoustic insulation and fire protection.

The following condensed balance sheet information has been derived from the audited balance sheet of Guilform as of December 31, 2004.

The assets acquired and liabilities assumed in the acquisition of Guilform are as follows:

Tangible Assets acquired at Fair Value           $  3,942
Cost in excess of net assets acquired                 914
Liabilities Assumed at Fair Value                  (2,231)
                                                 --------

   Total Purchase Price                          $  2,625
                                                 ========

Selected unaudited pro-forma combined results of operations for the years ended December 31, 2004, assuming that the Predecessor Company and Engineering acquisitions occurred on January 1, 2004, including activity subsequent to their actual acquisitions is as follows:

                                                             Year Ended
                                                             December
                                                             31, 2004
                                                  (In thousands of U.S. dollars)
                                                  ------------------------------

Net Sales:
   Company                                                $     29,228
   Guilform (Year ended September 30, 2004)                      4,141
                                                          ------------

   Combined                                               $     33,369
                                                          ============

Net Income:
   Company                                                $     (2,290)
   Guilform  (Year ended September 30, 2004)                      (384)
                                                          ------------

   Combined                                               $     (2,674)
                                                          ============

In February of 2005, the Company issued 10,000 shares of common stock to its independent Directors as compensation for their efforts on behalf of the Company.

In February of 2005 the Company issued 1 share of stock to resolve a dispute.

In February of 2005 the Company refinanced the secured credit agreement of AdAl Engineering. As the result of this refinance, the credit terms for Engineering are substantially similar to those of the AdAl Seco secured credit agreement.

On April 8, 2005, the Company and the Keating Reverse Merger Fund, LLC agree to amend their Exchange Agreement to terminate the anti-dilution provision. As consideration for this termination the Company agreed to issue 125,000 shares of its Common Stock to the Keating Reverse Merger Fund, LLC.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements of the Company prior to completion of the reverse merger described elsewhere in this Form 10-KSB, were audited by Hein & Associates LLP ("Hein"). As reported on Form 8-K dated October 28, 2004, we ended the engagement of Hein & Associates, LLP as our independent certified public accountants. The decision was approved by the Board of Directors of the Company. Our Board of Directors appointed Moore Stephens, P.C. as the Company's independent registered public accounting firm for the year ending December 31, 2004. There were no disagreements between the Company and Hein regarding any accounting or financial disclosures.

Item 8A: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, such officers have concluded that, as of December 31, 2004, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

(b) Changes in internal control over financial reporting.

During the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

While we believe our internal controls are adequate and that there are no material weaknesses, it should be noted that our disclosure controls and procedures and our internal controls will not necessarily prevent all error or fraud, and can thus not provide absolute assurance that all control issues or fraud can be detected.

Item 8B. Other Information

None.

                                    PART III

Item 9. Directors and Officers

            Information regarding directors and executive officers of the Company is incorporated by reference to our definitive proxy statement filed with the SEC pursuant to Regulation 14A on April 8, 2005, in connection with the 2005 Annual Meeting of Stockholders.

Item 10. Executive Compensation.

            Information regarding executive compensation is incorporated by reference to our definitive proxy statement filed with the SEC pursuant to Regulation 14A on April 8, 2005, in connection with the 2005 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to our definitive proxy statement filed with the SEC pursuant to Regulation 14A on April 8, 2005, in connection with the 2005 Annual Meeting of Stockholders.



Item 12. Certain Relationships and Related Transactions.

            Information regarding certain relationships and related transactions is incorporated by reference to our definitive proxy statement filed with the SEC pursuant to Regulation 14A on April 8, 2005, in connection with the 2005 Annual Meeting of Stockholders.

Item 13  Exhibits, List and Reports on Form 8-K.

Exhibits
The following exhibits are filed as part of this report:


Exhibit
Number         Description
--------------------------------------------------------------------------------------------------------------------
2.1            Share Exchange Agreement, by and among the Registrant., the stockholders of Advanced Aluminium Group,
               Ltd., Advanced Aluminium Group, Ltd. and the Keating Reverse Merger Fund, dated September 22, 2004
               (1)
2.2            Financial Advisory Agreement, by and between the Registrant and Keating Securities, LLC. dated
               October 28, 2004  (2)
2.3            Voting Agreement, by and among the Registrant, the Keating Reverse Merger Fund, LLC and the
               Stockholders of Advanced Aluminium Group, Ltd., dated October 28, 2004  (2)
2.4            Share Sale and Purchase Agreement Relating to Guilform Holding Limited, between Keith Malcolm Broome and the Registrant, dated February 7, 2005  (3)
3.1*           Certificate of Incorporation, as amended
3.2            By-laws  (4)
14*            Code of Ethics
21*            Subsidiaries of the Registrant
31.1*          CEO Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2*          CFO Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1*          CEO Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2*          CFO Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002


----------------------
* Filed herewith
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on September 22, 2004
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on October 28, 2004
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on February 11, 2005
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed with the SEC on February 14, 1997

Reports on Form 8-K:

            On October 28, 2004, we filed a Current Report on Form 8-K, under Items 3.02, 5.01, 5.03 and 9.01 to reports Sales of Unregistered Equity Securities, Change in Control and Change in Fiscal Year. The following financial statements were attached to the Form 8-K.

            a) FINANCIAL STATEMENTS OF BUSINESSES ACQUIRED

                  (1) Consolidated Balance Sheets - Consolidated balance sheets of Advanced Aluminium Group Ltd. and its Subsidiaries as of June 30, 2004 (unaudited) and December 31, 2003, and of Seco Aluminium Ltd. (as Predecessor Company) as of October 19, 2003 and December 31, 2002

                  (2) Consolidated Statements of Operations - Consolidated statements of operations of Advanced Aluminium Group Ltd. and its Subsidiaries for the six months ended June 30, 2004 (unaudited) and for the period from October 20, 2003 (inception) to December 31, 2003, and of Seco Aluminium Ltd. (as Predecessor Company) for the six months ended June 30, 2003 (unaudited) and for the period from January 1, 2003 to October 19, 2003 and for the year ended December 31, 2002

                  (3) Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) - Consolidated statements of stockholders' equity (deficit) and comprehensive income (loss) of Advanced Aluminium Group Ltd. and its Subsidiaries for the period from October 20, 2003 (inception) to December 31, 2003 and for the six months ended June 30, 2004 (unaudited)

                  (4) Consolidated Statements of Cash Flows - Consolidated statements of cash flows of Advanced Aluminium Group Ltd. and its Subsidiaries for the six months ended June 30, 2004 (unaudited) and for the period from October 20, 2003 (inception) to December 31, 2003, and of Seco Aluminium Ltd. (as Predecessor Company) for the six months ended June 30, 2003 (unaudited) and for the period from January 1, 2003 to October 19, 2003 and for the year ended December 31, 2002

            b) PRO FORMA FINANCIAL INFORMATION

                  (1) Unaudited Pro Forma Combined Balance Sheet as of June 30, 2004

                  (2) Unaudited Pro Forma Combined Statements of Operations for the six month period ended June 30, 2004 and for the year ended December 31, 2003.

            On October 29, 2004, we filed a Current Report on Form 8-K under Items 4.01 and 9.01, Changes in Registrant's Certifying Accountant and Exhibits.

            On November 12, 2004, we filed a Current Report on Form 8-K under Items 5.03 and 9.01, Amendments to Articles of Incorporation and Exhibits.

            On November  18, 2004,  we filed a Current  Report on Form 8-K under
Item 8.01 , Other Events.

Item 14 Principal Accountant Fees and Services

            Information regarding principal accountant fees and services is incorporated by reference to our definitive proxy statement filed with the SEC pursuant to Regulation 14A on April 8, 2005, in connection with the 2005 Annual Meeting of Stockholders.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2005                ADAL GROUP, INC.

                                     By:/s/ Nicholas A. Shrager
                                        ----------------------------------------
                                     Name:  Nicholas A. Shrager
                                     Title: Chief Executive Officer and
                                     President (Principal Executive Officer)

                                     By:/s/ Stephen Goodacre
                                        ----------------------------------------
                                     Name: Stephen Goodacre
                                     Title:  Chief Financial Officer
                                     (Principal Accounting Officer)

            Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-KSB is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                              Title                               Date

     /s/ Nicholas A. Shrager            Chief Executive Officer, President and      April 15, 2005
     ---------------------------        Director (Principal Executive Officer)
     Nicholas A. Shrager

     /s/ Stephen Goodacre               Chief Financial Officer (Principal          April 15, 2005
     ---------------------------        Accounting Officer)
     Stephen Goodacre

     /s/ Charles K. Howe
     ---------------------------        Director                                    April 15, 2005
     Charles K. Howe

     /s/ Brian Alleman
     ---------------------------        Director                                    April 15, 2005
     Brian Alleman

     /s/ John Sanderson
     ---------------------------        Director                                    April 15, 2005
     John Sanderson

     /s/ Keith M. Broome
     ---------------------------        Director                                    April 15, 2005
     Keith M. Broome


                                INDEX TO EXHIBITS


Exhibit
Number         Description
--------------------------------------------------------------------------------------------------------------------
2.1            Share Exchange Agreement, by and among the Registrant., the stockholders of Advanced Aluminium Group,
               Ltd., Advanced Aluminium Group, Ltd. and the Keating Reverse Merger Fund, dated September 22, 2004
               (1)
2.2            Financial Advisory Agreement, by and between the Registrant and Keating Securities, LLC. dated
               October 28, 2004  (2)
2.3            Voting Agreement, by and among the Registrant, the Keating Reverse Merger Fund, LLC and the
               Stockholders of Advanced Aluminium Group, Ltd., dated October 28, 2004  (2)
2.4            Share Sale and Purchase Agreement Relating to Guilform Holding Limited, between Keith Malcolm Broome and the Registrant, dated February 7, 2005  (3)
3.1*           Certificate of Incorporation, as amended
3.2            By-laws  (4)
14*            Code of Ethics
21*            Subsidiaries of the Registrant
31.1*          CEO Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2*          CFO Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1*          CEO Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2*          CFO Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002


----------------------
* Filed herewith
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on September 22, 2004
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on October 28, 2004
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on February 11, 2005
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed with the SEC on February 14, 1997