Form 10QSB
period 2005-03-31
AdAl Group Inc.
filed 2005-05-16
CIK 810370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

                         COMMISSION FILE NUMBER: 1-9431

                                AdAl Group, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     94-3012230
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                                BILLHURST STUDIO
                              LINGFIELD COMMON ROAD
                          LINGFIELD SURREY RH7 6B7, UK
                    ----------------------------------------
                    (Address of principal executive offices)

                                 441-342-833855
                           ---------------------------
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

As of May 13, 2005, there were 2,985,001 shares of common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X].

                                TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I - FINANCIAL INFORMATION.................................................................................     3

         Item 1.  FINANCIAL STATEMENTS.........................................................................     3

                  Consolidated Condensed Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004.     3

                  Consolidated  Condensed  Statements of Operations for the three month periods ended March 31,
                  2005 and 2004 (unaudited)....................................................................     4

                  Consolidated  Condensed  Statements of Cash Flows for the three month periods ended March 31,
                  2005 and 2004 (unaudited)....................................................................     5

                  Notes to Consolidated Financial Statements (unaudited).......................................     7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results  of Operations.......    11

         Item 3.  Controls and Procedures......................................................................    15

PART II - OTHER INFORMATION....................................................................................    16

         Item 1.  LEGAL PROCEEDINGS............................................................................    16

         Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..................................    16

         Item 3.  DEFAULTS UPON SENIOR SECURITIES..............................................................    16

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................    16

         Item 5.  OTHER INFORMATION............................................................................    16

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................    16

                  SIGNATURES...................................................................................    17

                  CERTIFICATION................................................................................    18

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

AdAl Group, Inc and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                  March 31     December 31
                                                                                  2 0 0 5        2 0 0 4
                                                                                 --------       --------
Assets:                                                                         (Unaudited)
Current Assets:
    Cash and Cash Equivalents                                                    $    264       $    389
    Accounts Receivable                                                             8,118          6,845
    Inventories                                                                     2,890          2,408
    Deferred Tax Asset                                                                 72             37
    Other Current Assets                                                              484            314
                                                                                 --------       --------
    Total Current Assets                                                           11,828          9,993
Property, Plant and Equipment - Net                                                 9,034          6,229
Intangible Assets                                                                   1,035            526
                                                                                 --------       --------
    TOTAL ASSETS                                                                 $ 21,897       $ 16,748
                                                                                 ========       ========
Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
    Short-Term Borrowings and Credit
    Agreements                                                                   $  7,797       $  6,048
    Accounts Payable                                                                7,091          6,243
    Accrued Expenses - Related Party                                                   90            120
    Payroll and Excise Taxes Payable                                                  759            617
    Current Portion of Long-Term Debt                                                 654            595
    Other Current Liabilities                                                       1,057            549
                                                                                 --------       --------
    Total Current Liabilities                                                      17,448         14,172
Long-Term Debt, Less Current Portion                                                5,995          4,275
Deferred Tax Liability                                                                 91             99
                                                                                 --------       --------
    Total Liabilities                                                              23,534         18,546
                                                                                 --------       --------
Commitments and Contingencies                                                          --             --
Stockholders' (Deficit):
Common Stock, $0.0001 par value,
   100,000,000 shares authorized,
   2,860,001 and 2,550,000  shares issued and outstanding at March 31, 2005
   and December 31, 2004, respectively                                                 --             --
Additional Paid In Capital                                                            816              2
    Retained Earnings (Deficit)                                                    (3,151)        (2,454)
    Accumulated Other Comprehensive Income:
       Cumulative Translation Adjustment                                              698            654
                                                                                 --------       --------
    Total Stockholders' (Deficit)                                                  (1,637)        (1,798)
                                                                                 --------       --------
    Total Liabilities and Stockholders' (Deficit)                                $ 21,897       $ 16,748
                                                                                 ========       ========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

AdAl Group, Inc and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITIED)
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                Three months ending
                                                                      March 31,
                                                           -----------------------------
                                                              2 0 0 5          2 0 0 4
                                                           -----------       -----------
Net Sales                                                  $     7,896       $     7,062

Cost of Sales                                                    7,282             6,373
                                                           -----------       -----------

    Gross Profit                                                   614               689

Selling, General and
   Administrative Expense                                        1,048               748
                                                           -----------       -----------

    (Loss) from Operations                                        (434)              (59)

Interest Expense                                                  (263)             (121)

    (Loss) Before Income Taxes                                    (697)             (180)

Provision For Income Tax Expense                                    --                 6
                                                           -----------       -----------

    Net (Loss)                                             $      (697)      $      (186)
                                                           ===========       ===========

Earnings (Loss) Per Share - Basic and Diluted              $     (0.26)      $     (0.07)
                                                           ===========       ===========

Weighted Average Number of Shares Outstanding                2,705,334         2,550,000
                                                           ===========       ===========


               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

AdAl Group, Inc and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                        Three months ending
                                                                            March 31,
                                                                      ---------------------
                                                                      2 0 0 5       2 0 0 4
                                                                      -------       -------
Operating Activities:
    Net Income (Loss)                                                 $  (697)      $  (186)
    Adjustments to Reconcile Net (Loss) to Cash From Operations:
       Depreciation and Amortization                                      369           291

    Changes in Assets and Liabilities:
       Decrease (Increase):
           Receivables                                                   (755)        1,023
           Inventories                                                     32           (17)
           Other Current Assets                                           (83)          107

       Increase (Decrease):
           Accounts Payable                                               492           126
           Other Current Liabilities                                      596            89
                                                                      -------       -------

    Net Cash - Operating Activities                                       (46)        1,433
                                                                      -------       -------

Investing Activities:
    Business Acquisition                                               (1,015)         (732)
    Capital Expenditures                                                 (549)          (99)
                                                                      -------       -------

    Net Cash - Investing Activities                                    (1,564)         (831)
                                                                      -------       -------

Financing Activities:
    Net Changes to Short-Term Borrowings                                1,392        (3,852)
    Borrowing of Long-Term Debt                                           210         3,571
    Payment of Long-Term Debt                                            (146)           --
    Issuance of Common Stock                                               26            --
                                                                      -------       -------
    Net Cash - Financing Activities                                     1,482          (281)
                                                                      -------       -------

Effect Of Exchange Rates Changes on Cash                                    3          (204)
                                                                      -------       -------

    Net Increase (Decrease) in Cash - Forward                         $  (125)      $   117


               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

AdAl Group, Inc and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------
                                                      Three months ending
                                                            March 31,
                                                     ---------------------
                                                     2 0 0 5       2 0 0 4
                                                     -------       -------
                                                   (Unaudited)   (Unaudited)
    Net Increase (Decrease) in Cash - Forwarded      $(125)        $ 117

Cash - Beginning of Periods                            389           150

Cash - End of Periods                                $ 264         $ 267

Supplemental Cash Flow Information:
    Cash paid during the periods for:
       Interest                                      $ 251         $ 113
       Income Taxes                                  $  --         $  --


               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

AdAl Group, Inc and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA, OR UNLESS OTHERWISE NOTED)
--------------------------------------------------------------------------------

(1)   Basis of Presentation

The Consolidated Financial Statements include the accounts of AdAl Group, Inc. and its subsidiaries (collectively, the "Company," "AdAl," "we," "us" or "our"). We are a diverse aluminum manufacturer with a value-added focus serving the construction, automotive, medical, defense, transportation and HVAC industries to name but just a few. Our worldwide headquarters is in Lingfield, Surrey, United Kingdom and our manufacturing facilities are all currently in the United Kingdom, in Witham, Essex and St.Albans, Hertfordshire. We are engaged primarily in providing manufacturing, fabricating, precision engineering and design services. Our principal subsidiaries are AdAl Seco Limited, AdAl Engineering Limited and AdAl Guilform Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

These Consolidated Financial Statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to Form 10-QSB and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of AdAl Group, Inc as of March 31, 2005 and the results of operations and cash flows for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures that normally are required under generally accepted accounting principles are omitted. These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto (the "2004 Consolidated Financial Statements") included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the "Form 10-KSB").

The Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

The nature of our business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year.

(2)   Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of AdAl and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

AdAl Group, Inc and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA, OR UNLESS OTHERWISE NOTED)
--------------------------------------------------------------------------------


Foreign Currency - AdAl headquarters and principal business operations are located in England. Although most purchase contracts for aluminum billets are denominated in U.S. dollars, all other expenses and all revenues are denominated in UK Pound Sterling. As such, management has determined that the functional currency for financial reporting purposes is the UK Pound Sterling. Translation into U.S. dollars has been effected in the following manner: assets and liabilities using the exchange rates in effect at the balance sheet date, stockholders' equity at historical rates, and results of operations and cash flows at the average exchange rates during the period. The effect of exchange rate changes is reflected as a separate component of stockholders' equity.

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

Earnings (Loss) Per Share - Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common stock.

Intangibles. Customer lists are the sole intangible asset of the Company. These are recorded at cost and are amortized utilizing the straight-line method over a weighted-average amortization period of 5 years. The customer lists were recorded at a gross value of $1,163 and accumulated amortization of $128. There was $41 of amortization expense during the three month period ended March 31, 2005 with $21 being recorded in the three months to March 31, 2004. When changing circumstances warrant, the Company evaluates the carrying value and the period of amortization based on the current and expected future undiscounted cash flows from operations to determine whether a revised estimate of carrying value or useful life is required. The estimated customer list amortization expense for the fiscal year ending December 31, 2005, and for the subsequent years is as follows:

Year ended
December 31,                                                         Total
------------                                                     ------------
    2005                                                         $        221
    2006                                                                  240
    2007                                                                  240
    2008                                                                  240
    Thereafter                                                             94
                                                                 ------------

    Total                                                        $      1,035
                                                                 ============

The Company assesses intangible assets for impairment on a periodic basis and more frequently when circumstances warrant. No impairment has been recorded during the periods presented.

AdAl Group, Inc and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA, OR UNLESS OTHERWISE NOTED)
--------------------------------------------------------------------------------

Significant policies followed by the Company are set forth in Note 3 to the Company's consolidated financial statements in the December 31, 2004 10-KSB filed with the SEC.

(3)   Acquisition of Guilform Holdings Limited

On February 7, 2005, the Company purchased all of the outstanding shares of Guilform Holdings Ltd. ("Guilform"), for a total investment of $1.8 million. Payment was made in the form of cash of $600 and notes in the amount of $375 and from the issuance of 300,000 shares of the Company's common stock. Guilform makes aluminum-based products for use in architecture, notably metal cladding panels and composite panels which provide thermal and acoustic insulation and fire protection.

The investment in excess of the net book value of Guilform Holdings Limited has been allocated to intangible assets, representing the value assigned to Guilform's customer list, which is being amortized over five years using the straight-line method. The results of operations of Guilform are included in the consolidated financial statements beginning February 8, 2005.

The assets acquired and liabilities assumed in the acquisition of Guilform are as follows:

Tangible Assets acquired at Fair Value                      $      3,267
Cost in excess of net assets acquired                                557
Liabilities Assumed at Fair Value                                 (2,024)
                                                            ------------
   Total Purchase Price                                     $      1,800
                                                            ============

(4)   Commitments

Purchase Contracts - AdAl Seco, an indirect wholly-owned subsidiary of the Company, requires a supply of aluminum billets as raw materials for its production process. Though these billets are generally available on the open market, the Company has entered into purchase contracts with five smelters to reduce the risk of a disruption in supply. These contracts are for the delivery of billets per month at an agreed rate for up to twelve months into the future. Production cost per ton is set under an annual master agreement with each smelter. In advance of production, the Company places material orders with the smelter, at which time the cost of aluminum is determined.

At March 31, 2005 and December 31, 2004, there were purchase agreements totaling approximately $2,422 and $3,510 respectively.

AdAl Group, Inc and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA, OR UNLESS OTHERWISE NOTED)
--------------------------------------------------------------------------------

(5)   Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $697,000 for the three months ended March 31, 2005, compared to $186,000 for the three months ended March 31, 2004. Additionally, as of March 31, 2005, we had a net working capital deficiency of approximately $5,620,000 and negative cash flows from operating activities of approximately $46,000. Our management expects cash flows from operating activities to improve in the second quarter of fiscal 2005, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

AdAl Group, Inc. and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably after the initial growth period is completed.

This Quarterly Report on Form 10-QSB contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. For a further discussion concerning risks to the Company's business, the results of its operations and its financial condition, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

RESULTS OF OPERATIONS

When reviewing the results of the operations compared to the prior year, it is important to consider the evolution of the Company. The first quarter of 2004 includes a full quarter for AdAl Seco, two months for AdAl Engineering (acquired on 30th January 2004), do not include any results for AdAl Guilform (acquired on 7th February 2005) and only reflects the start up of our corporate office and the very beginnings of our corporate infrastructure, and does not include the costs associated with being a US public company which on October 28, 2004. The first quarter of 2005 includes a full quarter for AdAl Seco, AdAl Engineering, our corporate office and costs associated with being a public company and includes about two months of AdAl Guilform.

REVENUES. For the three months ended March 31, 2005 our consolidated revenues were $7,896,000 compared to $7,062,000 for the comparable 2004 period, an increase of $834,000 or (12%). The increase is due to incremental revenues from AdAl Engineering $426,000 (mainly due to the extra month in 2005), $417,000 of revenues from AdAl Guilform and $205,000 from favorable exchange rates (UK sterling 3% stronger versus the dollar for the same period last year). These gains are offset by a $214,000 revenue reduction at AdAl Seco, a decrease of approximately 2%. Based on published industry data, we believe that the aluminum extrusion market in the United Kingdom has suffered a downturn of between 10% and 15% in the first quarter of 2005.

COST OF GOODS SOLD. Cost of goods sold as a percentage of sales were 92% for the three months ended March 31, 2005 versus 90% for the same period in 2004.

This increase is largely due to the increased raw material costs, which we have not yet passed through to customers. It typically takes 3 to 4 months to adjust prices. Our capital investment program and operating efficiency plans are well underway and we expect to see significant reductions in our cost of sales by the year end and expect to see some impact in quarters two and three.

AdAl Group, Inc. and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

AdAl Seco's cost of goods sold was 94% of sales for the three months ending March 31, 2005 compared to 90% in the same period last year. Raw material costs were 56% of sales compared to 54% in the same period last year. Capital investment in a new puller in December 2004 has helped our efficiency, but the full impact will not be seen until we install other key pieces of equipment over the next several months. Our next investment is scheduled for June 2005. Direct Labor costs were also up by 0.4% as a percentage of sales mainly due to the fixed nature of our direct labor and the lower sales volume. Manufacturing overhead were up by 1% as a percentage of sales, mainly due to the lower sales volume.

AdAl Engineering's cost of goods sold was 93% of sales for the three months ending March 31, 2005 compared to 92% in the same period last year. Raw material costs are down 8% compared to the same quarter last year due to an improved mix of business in the first quarter of 2005. Manufacturing Overheads are up 9% on the same period last year. This increase is partly due to the increased running costs of the Engineering's new facility, the business moved into new facilities on January 31, 2005, and partly due to one time costs associated with moving to the new facility and vacating the previous one.

AdAl Guilform's cost of goods sold was almost equal to the sales for the period and the first quarter of the year is typically very slow in AdAl Guilform's marketplace. Revenues for the second quarter appear to be increasing and are inline with our expectations.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES. For the three month period ended March 31, 2005, selling, general and administrative costs were $1,048,000 compared to $748,000 in the same period last year. At the operating company level the SG&A costs are in line with the previous year. AdAl Guilform's SG&A was $45,000 from February 8 through March 31 and there were no such expenses included in our 2004 operating results. The remaining increase is due to; (a) the expenses associated with running the group corporate office, $70,000 ($198,000 for the three months ending March 31, 2005 versus $128,000 in the same period of 2004) (b) costs associated with the US public company, principally legal and accounting costs, $125,000 ($140,000 in the three months to March 31, 2005, versus $15,000 in the same period of 2004); (c) amortization of AdAl Engineering and AdAl Guilform's customer lists of $20,000 ($41,000 in the three months to March 31, 2005, versus $21,000 in the same period for 2004); and (d) effect of exchange rates of $30,000.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2005 was $263,000 compared with $121,000 for the three months ended March 31, 2004. The increase of $142,000, $138,000 after adjusting for the $4,000 exchange rate impact, is due to; (a) increases in the bank of England base rate $22,000 (base rate 4.75 for the 2005 period versus 3.75 for the 2004 period); (b) additional debt associated with the acquisition of AdAl Guilform $40,000 (c) additional debt associated with development of the Witham site and the building of new manufacturing facilities there $11,000; (d) incremental asset finance for new machinery at AdAl Engineering $11,000; (e) increased use of existing short term accounts receivable revolving credit facilities $54,000.

NET LOSS. For the three month period ended March 31, 2005, the net loss was $697,000, or $0.26 per share, compared to net loss of $186,000, or $0.07 per share for the three month period ending March 31, 2004.

AdAl Group, Inc. and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets at March 31, 2005 were $21,897,000, which is comprised of $9,034,000 property plant and equipment, accounts receivable $8,118,000, inventory $2,890,000, cash and cash equivalents of $264,000 intangible assets (customer lists) from AdAl Engineering and AdAl Guilform acquisitions $1,035,000 and other assets of $556,000.

The Company's current liabilities are $17,448,000. The Company has long-term debt of $5,995,000, of which $654,000 is current.

The accumulated deficit as of March 31, 2005 is $1,637,000.

At March 31, 2005, the Company had a working capital deficit of $5,620,000. The company reported a net loss of $697,000 for the quarter ending March 31, 2005. Management believes that the loss is due to the trading conditions historically prevalent in the first quarter in this industry, the relatively high corporate overheads i.e. corporate overheads will decrease as a percentage of sales as we grow the business organically and through acquisition and interest charges associated with the companies' current debt structure. Given our status we had no choice but to fund the building of our new manufacturing facility for AdAl Engineering and the AdAl Guilform acquisition with debt.

Management has secured additional financing through the following actions:

o The bank holding the mortgage on the Witham facility has agreed to refinance the loan to value to 75% of the current appraised value of the property. This will generate incremental funding of $300,000, $150,000 of the funds was received on May 2, 2005, and the remaining $150,000 is expected to be received by May 31, 2005.

o We have established a credit agreement with a bank based on the finished goods inventory at AdAl Seco, which will provide approximately $320,000 of cash availability. Initial funding was received in April 2005. We are pursuing similar inventory funding for AdAl Engineering, which is expected to raise a further $200,000 by the end of June.

o Two directors of the Company have agreed to lend the Company $150,000 each, for a total of $300,000. These loans are expected to be in place by the end of the second quarter.

o On April 11, 2005 the investment committee of an investment company approved a term sheet, subject to completion of final due diligence, to provide $3,000,000 in funding through a three year convertible loan facility. Financial due diligence is expected to be complete by May 16, 2005. The first $1,000,000 of funds is expected to be received in May 2005, and can be used for any purpose. The remaining $2,000,000 is reserved for use in future acquisitions.

The above actions have provided $470,000 to date and are expected to provide additional cash resources of approximately $1,500,000, after fees, in the first half of 2005. Management believes that this additional cash will be adequate to sustain operations until the Company generates sufficient cash flows from operations.

AdAl Group, Inc. and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

In addition, any plant and machinery requirements over the next six to twelve months are expected to be financed through equipment leases or other available financing methods.

Management recognizes that its reliance on its accounts receivable revolving credit facilities needs to be reduced in 2005 and it is in active discussions with a few financial institutions to provide either convertible debt financing or equity through one or more private placement transactions. Management anticipates raising additional equity capital in 2005. Any such additional funds would be utilized to de-leverage the balance sheet, reduce reliance on accounts receivable facilities and to provide additional working capital to build the businesses.

If the Company does not raise sufficient additional equity capital to provide positive working capital and is unable to return to profitability in the near term, it may be required to curtail future operations and/or liquidate assets or enter into credit arrangements on less favorable terms than would normally be expected, to provide for future liquidity. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet financing arrangements and has not established any special purpose entities.

AdAl Group, Inc.
Item 3. Controls and Procedures
--------------------------------------------------------------------------------

      We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), have concluded that, as of March 31, 2005, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      There were no significant changes in our internal controls or to our knowledge, in other factors that could materially affect, or would be reasonably likely to materially affect, our disclosure controls and procedures, or our internal control over financial reporting, subsequent to March 31, 2005.

AdAl Group Inc

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

        No.                               Description
        ----                              ------------
        31.1         Rule 13a-14(a) - Certification of Chief Executive Officer
        31.2         Rule 13a-14(a) - Certification of Chief Financial Officer
        32           18 U.S.C. Section 1350 Cert.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AdAl Group, Inc.

                         By:     /s/ Nicholas Shrager
                                 -------------------------------------
                                 Nicholas Shrager
                                 President and Chief Executive Officer


                         By:     /s/ Stephen Goodacre
                                 -------------------------------------
                                 Stephen Goodacre
                                 Chief Financial Officer

Date:  May 13, 2005