Form 10QSB
period 2005-06-30
AdAl Group Inc.
filed 2005-08-22
CIK 810370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

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

                                 67 Wall Street
                                   22nd Floor
                             New York, NY 10005-3101
                    (Address of principal executive offices)

                                 (212) 709-8122
                           (Issuer's telephone number)

                                BILLHURST STUDIO
                              LINGFIELD COMMON ROAD
                          LINGFIELD SURREY RH7 6B7, UK
                                (Former Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

As of August 8, 2005, there were 3,265,976 shares of common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets as of June 30, 2005
      (unaudited)                                                              3

      Consolidated Condensed Statements of Operations for the
      three month and six month periods ended June 30, 2005
      and 2004 (unaudited)                                                     4

      Consolidated Condensed Statements of Cash Flows for the
      three month and the six month periods ended June 30, 2005
      and 2004 (unaudited)                                                   5-6

      Notes to Consolidated Financial Statements (unaudited)                 7-9

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10-13

   Item 3.  Controls and Procedures                                           14

PART II. OTHER INFORMATION

   Item 1.  Legal proceedings                                                 15

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       15

   Item 3.  Defaults Upon Senior Securities                                   15

   Item 4.  Submission of Matters to a Vote of Security Holders               15

   Item 5.  Other Information                                                 15

   Item 6.  Exhibits                                                          15

      Signatures                                                              16

      Certifications

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adal Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)

                                                                      June 30,
                                                                        2005
                                                                    (Unaudited)
                                                                   ------------
Assets:
Current Assets:
   Cash and Cash Equivalents                                       $      1,570
Accounts Receivable - Net                                                 8,987
   Inventories                                                            2,598
   Other Current Assets                                                     911
                                                                   ------------

   Total Current Assets                                                  14,066

Property, Plant and Equipment - Net                                       8,701

Intangible Assets, Net of Accumulated
 Amortization of $180                                                       925

Non-Current Deferred Taxes                                                   --
                                                                   ------------

   Total Assets                                                    $     23,692
                                                                   ============

Liabilities and Stockholders' Deficit:
Current Liabilities:
   Short-Term Borrowings and Credit
   Agreements                                                      $      8,329
   Accounts Payable                                                       7,384
   Current Portion of Long-Term Debt                                        597
   Other Current Liabilities                                              1,757
                                                                   ------------

   Total Current Liabilities                                             18,067

Long-Term Debt, Net of Current Portion                                    7,387
Loans Repayable - Related Party                                             269

Deferred Taxes Liability                                                     86
                                                                   ------------

   Total Liabilities                                                     25,809
                                                                   ------------

Stockholders' Deficit:
Common Stock, $0.0001 par value,
 100,000,000 shares authorized,
 3,265,976 shares issued and outstanding
 at June 30, 2005                                                             3
   Additional Paid in Capital                                             1,477
   Retained Deficit                                                      (4,405)
   Accumulated Other Comprehensive Income:
      Cumulative Translation Adjustment                                     808
                                                                   ------------

   Total Stockholders' Deficit                                           (2,117)
                                                                   ------------

   Total Liabilities and Stockholders' Deficit                     $     23,692
                                                                   ============

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

Adal Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)

                                   Three months  Three months     Six months     Six months
                                      ended         ended           ended          ended
                                     June 30,      June 30,        June 30,       June 30,
                                       2005          2004            2005           2004
                                  ------------   ------------   ------------   ------------
Net Sales                         $      9,293   $      7,482   $     17,188   $     14,544

Cost of Sales                            8,709          6,659         15,992         13,032
                                  ------------   ------------   ------------   ------------

   Gross Profit                            584            823          1,196          1,512

Selling, General and
   Administrative Expenses               1,500            920          2,548          1,668
                                  ------------   ------------   ------------   ------------

   Loss from Operations                   (916)           (97)        (1,352)          (156)

Interest Expense                           337            159            600            280
                                  ------------   ------------   ------------   ------------

   Income Before Income
      Taxes / (Benefit)                 (1,253)          (256)        (1,952)          (436)

Provision For Income Tax Benefit                          (70)                          (64)
                                  ------------   ------------   ------------   ------------

   Net Loss                       $     (1,253)  $       (186)  $     (1,952)  $       (372)
                                  ============   ============   ============   ============

Basic and Diluted Loss Per Share  $      (0.42)  $      (0.07)  $      (0.68)  $      (0.15)
                                  ============   ============   ============   ============

Weighted Average Number of
 Common Shares Outstanding -
 Basic and Diluted                   3,009,168      2,550,000      2,858,111      2,550,000
                                  ============   ============   ============   ============

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

Adal Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
(IN THOUSANDS OF U.S. DOLLARS)

                                                          Six months ending
                                                               June 30,
                                                        ------------------------
                                                           2005          2004
                                                        ---------     ---------
Operating Activities:
   Net Loss                                             $  (1,952)    $    (372)
   Adjustments to Reconcile Net (Loss)
    to Cash From Operations:
      Depreciation and Amortization                           406           606
      Share Issuance                                          697            --

   Changes in Assets and Liabilities:
      Decrease (Increase):
         Receivables                                       (2,085)          291
         Inventories                                          184             5
         Other Current Assets                                (484)          238

      Increase (Decrease):
         Accounts Payable                                   1,168            59
         Other Current Liabilities                            531           154
                                                        ---------     ---------

   Net Cash - Operating Activities                         (1,535)          981
                                                        ---------     ---------

Investing Activities:
   Business Acquisition                                    (1,015)         (732)
   Capital Expenditures                                      (631)         (826)
                                                        ---------     ---------

   Net Cash - Investing Activities                         (1,646)       (1,558)
                                                        ---------     ---------

Financing Activities:
   Net Changes to Short-Term Borrowings                     2,391        (2,782)
   Borrowing of Long-Term Debt                              2,192         3,726
   Payment of Long-Term Debt                                 (144)         (175)
   Net Cash - Financing Activities                          4,439          (769)
                                                        ---------     ---------

Effect Of Exchange Rates Changes on Cash                      (77)           (1)
                                                        ---------     ---------

   Net Increase (Decrease) in Cash - Forward            $   1,181     $     191

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

Adal Group, Inc and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)

                                                          Six months ending
                                                               June 30,
                                                       -------------------------
                                                           2005          2004
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)
   Net Increase (Decrease) in Cash - Forwarded         $     1,181   $       191

Cash - Beginning of Periods                                    389           198
                                                       -----------   -----------

                                                       ===========   ===========
Cash - End of Periods                                  $     1,570   $       389
                                                       ===========   ===========

Supplemental Cash Flow Information:
   Cash paid during the periods for:
      Interest                                         $       251   $       113
      Income Taxes                                     $        --   $        --

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

Adal Group, Inc. and Subsidiaries

Item 1. Notes to unaudited Financial Statements

(1) Basis of Presentation

The accompanying unaudited Consolidated Financial Statements include the accounts of Adal Group, Inc. and its subsidiaries (collectively, the "Company," "Adal," "we," "us" or "our"). We are a diverse aluminum manufacturer with a value-added focus serving the architectural, construction, automotive, medical, defense, transportation and HVAC industries to name but just a few. Our worldwide headquarters is in New York, New York and our manufacturing facilities are all currently in the United Kingdom, in Witham, Essex and St.Albans, Hertfordshire. We are engaged primarily in providing manufacturing, fabricating, precision engineering and design services. Our principal subsidiaries are Adal Seco Limited, Adal Engineering Limited, Adal Guilform Limited and Adal Structures Limited. Adal Structures Limited is a new company within the Group that will provide and install complete facades to the outsides of buildings. All material intercompany accounts and transactions have been eliminated in consolidation.

These Consolidated Financial Statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to Form 10-QSB and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Adal Group, Inc as of June 30, 2005 and the results of operations and cash flows for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures that normally are required under generally accepted accounting principles are omitted. These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto (the "2004 Consolidated Financial Statements") included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the "Form 10-KSB").

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

Earnings (Loss) Per Share - Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common stock but does not assume conversion, exercise, or the convenient issue of securities that would have an anti-dilutive effect on loss per common share.

Intangibles. Customer lists are the sole intangible asset of the Company. These are recorded at cost and are amortized utilizing the straight-line method over a weighted-average amortization period of 5 years. The customer lists were recorded at a gross value of $1,163 and accumulated amortization of $205. There was $57 of amortization expense during the three month period ended June 30, 2005 with $30 being recorded in the three months to June 30, 2004. When changing circumstances warrant, the Company evaluates the carrying value and the period of amortization based on the current and expected future undiscounted cash flows from operations to determine whether a revised estimate of carrying value or useful life is required. The estimated customer list amortization expense for the fiscal year ending December 31, 2005, and for the subsequent years is as follows:

Year ended December 31,             Total
-----------------------         -----------
        2005                    $       114
        2006                            228
        2007                            228
        2008                            217
        2009                            138
                                -----------

        Total                   $       925
                                ===========

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

The assets acquired and liabilities assumed in the acquisition of Guilform are as follows:

Tangible Assets acquired at Fair Value   $        3,267
Customer List                                       557
Liabilities Assumed at Fair Value                (2,024)
                                         --------------

   Total Purchase Price                  $        1,800
                                         ==============

(4) Commitments

Purchase Contracts - Adal Seco, a wholly-owned subsidiary of the Company, requires a supply of aluminum billets as raw materials for its production process. Though these billets are generally available on the open market, but the Company has entered into purchase contracts with five smelters to reduce the risk of a disruption in supply. These contracts are for the delivery of billets per month at an agreed rate for up to twelve months into the future. Production cost per ton is set under an annual master agreement with each smelter. In advance of production, the Company places material orders with the smelter, at which time the cost of aluminum is determined.

At June 30, 2005 and December 31, 2004, there were purchase agreements totaling approximately $2,236 and $3,510 respectively.

(5) Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $1,253,000 for the three months ended June 30, 2005, compared to $186 for the three months ended June 30, 2004. In the six months to June 30, 2005 the operating losses include a one time non recurring non cash charges of $456,000. As of June 30, 2005, we had a net working capital deficiency of approximately $4,390,000 and negative cash flows from operating activities of approximately $2,054,000. Our Long Term Debt has increased by $3,383,000 in the six months ended June 30, 2005 and we plan to convert a further $1,133,000 of short term debt to long term debt in 2005. Our management expects cash flows from operating activities to improve in our core businesses in the third quarter of fiscal 2005. We still face the burden of a large central overhead, relative to the current size of our business, and this will continue to be the case until we reach a more significant size as an organization. We have acquisition, product development, new product and organic growth plans that we anticipate will achieve the required economies of scale and expect to see growth over the remainder of 2005 and into 2006. Management also plans to raise additional capital through one or more transactions, utilizing H.C. Wainwright, a New York based Broker / Dealer, appointed in July 2005, although there can be no assurance that any transactions will be consummated. Any such capital raised will be used for working capital, reduction in short term debt, acquisitions and capital improvements. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

(6) Long-Term Debt

On June 29, 2005, we entered into a Securities Purchase Agreement (the "Agreement"), with Laurus Master Fund LTD., pursuant to which we sold a Secured Convertible Term Note (the "Note") in the aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000), which is convertible into shares of our common stock, par value $0.0001 per share (the "Common Stock"). Subject to adjustment and anti-dilution provisions set forth in the Note, the fixed conversion price with respect to the first $1,000,000 principal amount of the Note shall be $3.00, and with respect to the remaining principal amount shall be $3.50. The principal amount and any and all accrued and unpaid interest payable under the Note shall be paid on or before June 29, 2008 (the "Maturity Date"). We shall pay interest on the principal amount of the Note at a rate per annum equal to the "prime rate" published in The Wall Street Journal, plus three percent, payable monthly in arrears, commencing on July 1, 2005 and on the first business day of each consecutive calendar month thereafter. The interest rate is subject to adjustment at the end of each month until the Maturity Date, as provided for in the Note.

Also on June 29, 2005, in connection with the financing transaction, we issued to Laurus (i) a common stock purchase warrant to purchase up to 375,000 shares of Common Stock (the "Warrant") at an exercise price of $6.30 for the first 187,500 shares acquired thereunder and an exercise price of $6.83 for any additional shares acquired thereunder , and (ii) an Option to purchase up to 150,702 shares of our Common Stock at an exercise price of $0.0001 per share(the "Option"). Laurus exercised the Option for 150,702 shares on June 30, 2005.

To secure the payment obligations arising under, out of or in connection with the Agreement, the other agreements entered into in connection with the financing, we entered into a Master Security Agreement pursuant to which we assigned and granted to Laurus a continuing security interest in certain of our assets, including, without limitation, cash, accounts receivable and equipment.

We agreed to file a registration statement on Form SB-2 with the Securities and Exchange Commission to register the shares underlying the Note, the Warrant and the Option within 45 days of closing, and to have the registration statement declared effective within 120 days of closing.

Adal Group, Inc. and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations, customer demand for our products and services, and our ability to operate profitably after the initial growth period is completed.

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

RESULTS OF OPERATIONS

When reviewing the results of the operations compared to the prior year, it is important to consider the evolution of the Company. The six months of 2004 includes a full six months for Adal Seco, five months for Adal Engineering (acquired on 30th January 2004), and do not include the results of Adal Guilform (acquired on 7th February 2005) and only reflects the start up of our corporate office and the very beginnings of our corporate infrastructure, and does not include the costs associated with being a US public company which occurred on October 28, 2004. The first six months of 2005 includes a full six months for Adal Seco, Adal Engineering, our corporate office and costs associated with being a public company and includes five months of Adal Guilform.

REVENUES. For the six months ended June 30, 2005 our consolidated revenues were $17,188,000 compared to $14,544,000 for the comparable 2004 period, an increase of $2,644,000 or (18%). The increase is due to revenues from Adal Guilform of $1,330,000 and incremental revenues Adal Engineering of $534,000 (mainly due to the additional month in 2005), $489,000 of revenues from Adal Seco and $291,000 from favorable exchange rates (UK sterling 3% stronger versus the dollar for the same period last year). Based on published industry data, we believe that the aluminum extrusion market in the United Kingdom has suffered a downturn of between 10% and 15% in the first half of 2005, thus Adal Seco appears to be achieving revenue growth in excess of its market in general.

Our consolidated revenues for the three months ended June 30, 2005 was $9,293,000 compared to $7,482,000 for the 2004 period. The increase is due to $7,176,000 for Adal Seco, $1,206,000 for Adal Engineering and $911,000 for Adal Guilform. Total revenues were up 24% above the same period last year, predominantly due to the acquisition of Guilform.

COST OF GOODS SOLD. Cost of goods sold as a percentage of sales were 93% for the six months ended June 30, 2005 versus 89% for the same period in 2004.

This increase is largely due to the increased raw material costs, which we have not yet passed through to customers. It typically takes 3 to 4 months to adjust prices. Our capital investment program and operating efficiency plans are well underway and we expect to see significant reductions in our cost of sales enduring the fourth quarter of 2005 and expect to see at least some impact in quarter three.

Adal Group, Inc. and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Adal Seco's cost of goods sold was 93% of sales for the six months ending June 30, 2005 the same as in the same period last year. Raw material costs were 56% of sales for the six months ended June 30, 2005 and for the six months ended June 30, 2004. Our capital investment program and operating efficiency plans are well underway and we expect to see significant reductions in our cost of sales by the year end.

Adal Seco's cost of goods sold was 92% of sales for the three months ending June 30, 2005 compared to 96% in the same period last year.

Adal Engineering's cost of goods sold was 93% of sales for the six months ending June 30, 2005 compared to 96% in the same period last year. Raw material costs are up 4% compared to the same period last year due to the increased cost of aluminum. Manufacturing Overheads are down 2% compared to the same period last year. This decrease is due to management's increased focus on efficiencies and costs in the last quarter.

Adal Engineerings Cost of Goods sold for the three month period ended June 30, 2005 were 93% compared to 99% for the same period last year.

Adal Guilform's cost of goods sold were 105% for the six months ended June 30, 2005. The high cost of goods sold are due to the start of Adal Structures and Guilform positioning itself within the market place to be able to increase revenue in the second half of 2005. The revenues that are expected from Adal Structures will be of a much higher margin. The first revenues from Adal Structures are expected to begin in the third quarter of this year.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES. For the six month period ended June 30, 2005, selling, general and administrative costs were $2,548,000 compared to $1,668,000 in the same period last year. At the operating company level the SG&A costs are in line with the previous year. Adal Guilform's SG&A was $82,000 from February 8 through June 30, 2005 and there were no such expenses included in our 2004 operating results. The remaining increase is due to; (a) costs associated with being a US public company, $605,000 ($671,000 in the six months to June 30, 2005, versus $66,000 in the same period of 2004). The additional costs were largely due to issuing non-recurring shares to our Investment Banker, UTEK a strategic partner and Your Money TV totaling $355,000. UTEK have the rights to many innovative patents that the Adal Group may wish to use to increase sales. Your Money TV is being used to raise awareness Adal Group Inc with the view to attract investors. The additional increase was due to higher legal and accounting fees in the period ended June 30, 2005 compared to the same period in 2004; (b) the expenses associated with running the group corporate office, $320,000 ($644,000 for the six months ending June 30, 2005 versus $324,000 in the same period of 2004). The costs at the group corporate office, also included shares issued to employees totaling $101,000; (c) amortization of Adal Engineering and Adal Guilform's customer lists of $49,000 ($100,000 in the six months to June 30, 2005, versus $51,000 in the same period for 2004); and (d) effect of exchange rates of ($94,000).

For the three month period ended June 30, 2005, selling, general and administrative costs were $1,500,000 compared to $920,000 in the same period last year. This has been mainly due to the items discussed above for the year to date period.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2005 was $600,000 compared with $280,000 for the same period in 2004. The increase of $320,000, is due to; (a) increases in the bank of England base rate $44,000 (base rate 4.75 for the 2005 period versus 3.75 for the 2004 period); (b) additional debt associated with the acquisition of Adal Guilform $96,000 (c) additional debt associated with development of the Witham site and the building of new manufacturing facilities there $14,000; (d) incremental asset finance for new machinery at Adal Engineering $11,000; (e) increased use of existing short term accounts receivable revolving credit facilities $155,000.

The interest expense for the three month period ended June 30, 2005 was $337,000 compared with $159,000 in the same period last year. This has been mainly due to the items discussed above for the year to date period.

NET LOSS. For the six month period ended June 30, 2005, the net loss was $1,952,000, or $0.68 per share, compared to net loss of $372,000, or $0.15 per share for the six month period ending June 30, 2004.

For the three month period ended June 30, 2005, the net loss was $1,253,000, or $0.42 per share, compared to net loss of $186,000, or $0.07 per share for the three month period ending June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets at June 30, 2005 were $23,692,000, which is comprised of $8,701,000 of property plant and equipment, accounts receivable of $8,987,000, intangible assets (customer lists) from Adal Engineering and AdAl Guilform acquisitions $925,000, inventory of $2,598,000, cash and cash equivalents of $1,570,000 and other assets of $911,000.

The Company's current liabilities are $18,456,000. The Company has long-term debt of $8,253,000, of which $597,000 is current.

The accumulated deficit as of March 31, 2005 was $2,506,000.

At June 30, 2005, the Company had a working capital deficit of $4,390,000. The company reported at net loss of $1,253,000 for the quarter ending June 30, 2005. Losses have been significantly reduced at the Operating subsidiary level and Management believes that the continued loss is principally due to the economies of scale, infrastructure cost versus the current size of the businesses, (i.e. central overheads will decrease proportionally as we grow the business organically and through acquisition):

During the second quarter, Management has secured additional cash through the following actions:

      o A gross investment of $1,500,000 from the Laurus Management Fund. This loan is an Equity Convertible loan. The net cash, after arrangement and legal fees, was received by the group on June 29, 2005 and amounted to approximately $1,100,000.

      o The bank holding the mortgage on the Witham facility refinanced the loan to value to 75% of the current appraised value of the property. This has generated incremental cash of $269,000.

      o We have established a credit agreement with a bank based on the finished goods inventory at AdAl Seco, which has provided approximately $320,000 of cash availability.

      o Two directors of the Company have lent the Company $134,500 each for a total of $269,000.

The above actions have improved the group's cash position and we expect to be profitable at operating company level in quarter three 2005 and expect to raise additional capital during quarter four 2005, as described earlier in the going concern note in the Notes to Condensed Consolidated Financial Statements. Management believes that this additional the cash raised will be adequate to sustain operations until the Company generates sufficient cash flows from operations. Adal Group, Inc has entered into an agreement with H C Wainwright & Co., Inc. H C Wainwright & Co., Inc. will act as the sole placement agent to arrange the sale of Adal Group, Inc. securities. This will be for a period of six months starting from July 18, 2005.

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

Management recognizes that its reliance on its accounts receivable revolving credit facilities needs to be reduced in the future and it is in active discussions with a few financial institutions to provide either convertible debt financing or equity through one or more private placement transactions. Management anticipates raising equity capital in 2005. Any such additional funds would be utilized to de-leverage the balance sheet, reduce reliance on accounts receivable facilities and to provide additional working capital to build the businesses.

If the Company does not raise sufficient additional capital to provide positive working capital and is unable to return to profitability in the near term , it may be required to curtail future operations and/or liquidate assets or enter into credit arrangements on less favorable terms than would normally be expected, to provide for future liquidity.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet financing arrangements and has not established any special purpose entities.

Adal Group, Inc.
Item 3. Controls and Procedures

      We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), have concluded that, as of June 30, 2005, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      There were no significant changes in our internal controls or to our knowledge, in other factors that could materially affect, or would be reasonably likely to materially affect, our disclosure controls and procedures, or our internal control over financial reporting, subsequent to June 30, 2005.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

      None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Item 5. OTHER INFORMATION

      None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      No.   Description
      ---   -----------
      31.1  Certification of Chief Executive Officer pursuant to Rule
            13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

      31.2 Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

      32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

      32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

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

Date: August 19, 2005