Form 10QSB
period 2005-09-30
AdAl Group Inc.
filed 2005-11-18
CIK 810370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

                         COMMISSION FILE NUMBER: 1-9431

                                ADAL GROUP, INC.
              ---------------------------------------------------
          (Name of Small Business Issuer as Specified in its Charter)


             Delaware                                            94-3012230
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                                 67 Wall Street
                                   22nd Floor
                          New York, New York 10005-3111
                                  United States
                                  212.709.8122
                    (Address of Principal Executive Offices)

                                  212.709.8122
                               (Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X].

As of November 15, 2005, there were 22,161,832 shares of common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X].

                                Table Of Contents

PART I - FINANCIAL INFORMATION.................................................3

   ITEM 1. Financial Statements................................................3

           Consolidated Balance Sheet as of September 30, 2005 (unaudited).....3

           Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2005 and 2004 (unaudited).........4

           Consolidated Statements of Cash Flows  for the nine month period ended September 30, 2005 and 2004 (unaudited).......................5

           Notes to Consolidated Financial Statements (unaudited)..............7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................12

   Item 3: Controls and Procedures............................................17

PART II - OTHER INFORMATION...................................................18

   Item 1. Legal Proceedings..................................................18

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........18

   Item 3. Defaults Upon Senior Securities....................................18

   Item 4. Submission of Matters to a Vote of Security Holders................18

   Item 5. Other Information..................................................18

   Item 6. Exhibits and Reports On Form 8-K...................................18

           SIGNATURES.........................................................19

           BY-LAWS, AS AMENDED

           CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Adal Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Consolidated Balance Sheet as of September 30, 2005 (unaudited)
(In thousands of U.S. dollars except per share data)
--------------------------------------------------------------------------------

                                                                  September 30,
                                                                      2005
                                                                   (Unaudited)
                                                                     --------
Assets:

Current Assets:
  Cash                                                               $     32
  Accounts Receivable - Net                                             8,982
  Inventories                                                           2,704
  Other Current Assets                                                  1,122
                                                                     --------

  Total Current Assets                                                 12,840

Property, Plant and Equipment - Net                                     8,446

Intangible Assets, Net of Accumulated
  Amortization of $180                                                    858
                                                                     --------

  Total Assets                                                       $ 22,144
                                                                     ========

Liabilities and Stockholders' Deficit:
Current Liabilities:
  Short-Term Borrowings and Credit Agreements                        $  6,956
  Accounts Payable                                                      7,799
  Current Portion of Long-Term Debt                                       646
  Other Current Liabilities                                             1,477
                                                                     --------

  Total Current Liabilities                                            16,878

Long-Term Debt, Net of Current Portion                                  8,616
Loans Repayable - Related Party                                           265

Deferred Taxes Liability                                                   85
                                                                     --------

  Total Liabilities                                                    25,845
                                                                     --------

Stockholders' Deficit:

  Common Stock, $0.0001 par value,
    100,000,000 shares authorized,
    22,161,832 shares issued and outstanding
    at September 30, 2005                                                  3
  Additional Paid in Capital                                            1,687
  Accumulated Deficit                                                  (6,267)
  Accumulated Other Comprehensive Income:
       Cumulative Translation Adjustment                                  877
                                                                     --------

  Total Stockholders' Deficit                                          (3,700)
                                                                     --------

  Total Liabilities and Stockholders' Deficit                        $ 22,144
                                                                     ========

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

Adal Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2005 and 2004 (unaudited)
(In thousands of U.S. Dollars except per share data)
--------------------------------------------------------------------------------

                                      Three months   Three months            Nine months    Nine months
                                          ended         ended                   ended         ended
                                      September 30,  September 30,          September 30,  September 30,
                                          2005          2004                    2005           2004
                                      ------------   ------------           ------------   ------------
Net Sales                             $      8,885   $      7,740           $     26,073   $     22,284

Cost of Sales                                8,985          7,034                 24,977         20,066
                                      ------------   ------------           ------------   ------------

  Gross Profit                                (100)           706                  1,096          2,218

Selling, General and
  Administrative Expenses                    1,203            964                  3,751          2,632
                                      ------------   ------------           ------------   ------------

  Loss from
  Operations                                (1,303)          (258)                (2,655)          (414)

Interest Expense                               558            151                  1,158            431
                                      ------------   ------------           ------------   ------------

  (Loss) Before Income
  Taxes / (Benefit)                         (1,861)          (409)                (3,813)          (845)

Income Tax (Benefit)                             0            (10)                     0            (74)
                                      ------------   ------------           ------------   ------------

  Net Loss                            $     (1,861)  $       (399)          $     (3,813)  $       (771)
                                      ============   ============           ============   ============

Basic and Diluted Loss Per Share      $      (0.08)  $      (0.02)          $      (0.18)  $      (0.04)
                                      ============   ============           ============   ============

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted                       22,803,900     17,850,000             20,942,544     17,850,000
                                      ============   ============           ============   ============

Consolidated Statements of Comprehensive Income for the three month and nine month periods ended September 30, 2005 and 2004 (unaudited)

                                   Three       Three              Nine        Nine
                                   months      months            months      months
                                   ended       ended             ended       ended
                                 September   September         September   September
                                  30, 2005    30, 2004          30, 2005    30, 2004
                                  --------    --------          --------    --------
Net Loss                          $(1,861)    $  (399)          $(3,813)    $  (771)

Foreign Currency Translation          (69)         (8)             (223)        (11)


Comprehensive Loss                 (1,930)       (407)           (4,036)       (782)

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

Adal Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows for the nine month period ended September 30, 2005 and 2004 (unaudited)
(In thousands of U.S. Dollars)

--------------------------------------------------------------------------------

                                                        --------------------------
                                                        Nine months    Nine months
                                                           ended          ended
                                                         September      September
                                                          30, 2005      30, 2004
                                                         --------       --------
                                                        (Unaudited)    (Unaudited)
Operating Activities:
   Net Loss                                              $ (3,813)      $   (771)
   Adjustments to Reconcile Net (Loss) to Cash From
    Operations:
     Depreciation and Amortization                            425            868
     Share Issuance                                           901             --

   Changes in Assets and Liabilities:
     Decrease (Increase):
       Accounts Receivable                                 (2,103)           162
       Inventories                                           (398)          (219)
       Other Current Assets                                  (788)            95

     Increase:
       Accounts Payable                                     1,458            354
       Other Current Liabilities                              128             28
                                                         --------       --------

   Net Cash - Operating Activities                         (4,190)           517
                                                         --------       --------

Investing Activities:
   Business Acquisition                                      (636)          (732)
   Capital Expenditures                                      (398)        (1,499)
                                                         --------       --------

   Net Cash - Investing Activities                         (1,034)        (2,231)
                                                         --------       --------

Financing Activities:
   Borrowing of Short-Term Debt                            31,262         (1,720)
   Payment of Short-Term debt                             (30,876)
   Borrowing of Long-Term Debt                              4,654          4,041
   Payment of Long-Term Debt                                 (142)          (364)

                                                         --------       --------
   Net Cash - Financing Activities                          4,898         (1,957)
                                                         --------       --------

Effect Of Exchange Rates Changes on Cash                      (31)            (4)
                                                         --------       --------

   Net Increase (Decrease) in Cash - Forward             $   (357)      $    239

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

Adal Group, Inc and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(In thousands of U.S. Dollars)

                                                   ---------------------------
                                                    Nine months    Nine months
                                                       ended          ended
                                                     September      September
                                                     30, 2005       30, 2004
                                                    ----------     ----------
                                                    (Unaudited)    (Unaudited)

   Net Increase (Decrease) in Cash - Forwarded      $     (357)    $      239

Cash - Beginning of Periods                                389            150
                                                    ----------     ----------

                                                    ==========     ==========
Cash - End of Periods                               $       32     $      389
                                                    ==========     ==========

Supplemental Cash Flow Information:
   Cash paid during the periods for:
     Interest                                       $      776     $       94
     Income Taxes                                   $       --     $       --


The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited Consolidated Financial Statements include the accounts of Adal Group, Inc. and its subsidiaries (collectively, the "Company," the "Group," "Adal," "we," "us" or "our"). We are a diverse aluminum manufacturer with a value-added focus serving the architectural, construction, automotive, medical, defense, transportation and HVAC industries to name but just a few. Our worldwide headquarters is located in New York, United States, and our manufacturing facilities are all currently located in the United Kingdom, in Witham, Essex and St. Albans, Hertfordshire. We are primarily engaged in providing manufacturing, fabricating, precision engineering and design services. Our principal subsidiaries are Adal Seco Limited ("Adal Seco"), Adal Engineering Limited ("Adal Engineering"), Adal Guilform Limited ("Adal Guilform") and Adal Structures Limited ("Adal Structures" and collectively with the Company, the "Group"). Adal Structures is a new company within the Group, which will provide and install complete facades to the outsides of buildings.

These Consolidated Financial Statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to Form 10-QSB and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to make not misleading the financial position of the Company as of September 30, 2005 and the results of operations and cash flows for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures that normally are required under generally accepted accounting principles are omitted. These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto (the "2004 Consolidated Financial Statements") included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the "Form 10-KSB").

The nature of our business is such that the results of interim periods may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the full year.

On October 6, 2005, the Company announced that its board of directors declared a declared a 6-for-1 stock dividend to be paid on October 13, 2005 to stockholders of record on the close of business on October 6, 2005 (Note 6). All references to numbers or values of the Company's shares have been adjusted to reflect this dividend. All option amounts and exercise prices have been adjusted to reflect the dividend.

(2) Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Adal and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency - Adal offices, facilities and principal business operations are located in England, with the exception of our headquarters in New York City. Although most purchase contracts for aluminum billets (a raw material in Adal Seco's production process) are denominated in U.S. dollars, all other expenses and all revenues are denominated in UK Pound Sterling. As such, management has determined that the functional currency for financial reporting purposes is the UK Pound Sterling. Assets and liabilities have been translated into US Dollars using the exchange rates in effect as of the balance sheet date. Stockholders' equity has been translated into US Dollars using the exchange rates as of the date of issuance. Results of operations and cash flows have been translated into US Dollars at the average exchange rates during the period. The effect of exchange rate changes is reflected as a separate component of stockholders' equity.

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

Revenue Recognition - Revenue recognition rules are very complex, and certain judgments affect the application of our revenue policy. The amount and timing of our revenue is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. Adal recognizes revenue when title, ownership, and risk of loss pass to the customer, in accordance with the provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

Earnings (Loss) Per Share - Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common stock but does not assume conversion, exercise, or the contingent issue of securities that would have an anti-dilutive effect on loss per common share.

Inventory - The value of the inventory as at September 30, 2005 was $2,704,000, comprised of $1,108,000 of raw materials, $1,120,000 of finished goods, $265,000 of work in process, and $211,000 of scrap material at estimated recovery cost awaiting collection for recycling.

Intangibles - Customer lists are the sole intangible assets of the Company. These are recorded at cost and are amortized utilizing the straight-line method over an initial amortization period of 5 years. As of September 30, 2005, the customer lists were recorded at a gross value of $1,116,000 with accumulated amortization of $258,000. There was $150,000 of amortization expense during the nine months ended September 30, 2005 with $50,000 being recorded in the nine months ended September 30, 2004. There was $55,000 of amortization expense during the three month period ended September 30, 2005, with $30,000 being recorded in the three months to September 30, 2004. When circumstances warrant, the Company evaluates the carrying value and the period of amortization based on the current and expected future undiscounted cash flows from operations to determine whether a revised estimate of carrying value or useful life is required. The estimated customer list amortization expense for the remainder of the year ending December 31, 2005, and for the subsequent years is as follows:

      Periods ending
        December 31,     Total (In Thousands)
        ------------     -----
            2005             $      56
            2006                   223
            2007                   223
            2008                   223
            2009                   115
            2010                    18
                             ---------

            Total            $     858
                             =========

The Company assesses intangible assets for impairment on a periodic basis and more frequently when circumstances warrant. No impairment has been recorded during the periods presented.

Significant policies followed by the Company are set forth in Note 3 to the Company's consolidated financial statements in the December 31, 2004 10-KSB filed with the SEC.

Impairment Of Long-Lived Assets

In assessing the recoverability of our intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Recently Issued Accounting Standards

In October 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of this Statement is not expected to have a material impact on our financial statements.

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

In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment to APBO No. 29," effective for fiscal periods after June 15, 2005. This Statement amends Accounting Principles Board Opinion ("APBO") No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this Statement will not have a material impact on our financial statements.

On December 16, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the current reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We will adopt the requirements of SFAS No. 123R for the year beginning on January 1, 2006.

In May 2005, the FASB issued SFAS 154 "Accounting Changes and Error Corrections
- a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect FAS 154 to have a significant effect on its financial statements.

 (3) Acquisition of Guilform Holdings Limited

On February 7, 2005, the Company purchased all of the outstanding shares of Guilform Holdings Ltd. ("Guilform"), for a total investment of $1.8 million. Payment was made in the form of cash of $600,000 and notes in the amount of $375,000 and from the issuance of 300,000 shares of the Company's common stock. Guilform makes aluminum-based products for use in architecture, notably metal cladding panels and composite panels which provide thermal and acoustic insulation and fire protection.

The investment in excess of the net book value of Guilform Holdings Limited has been allocated to intangible assets, representing the value assigned to Guilform's customer list, which is being amortized over five years using the straight-line method. The results of operations of Guilform are included in the consolidated financial statements beginning February 8, 2005.

Selected unaudited pro-forma combined results of operations for the three months and nine months ended September 30, 2005 and 2004, assuming that the Guilform Holdings acquisition has occurred on January 1, 2005 and 2004, including activity subsequent to their actual acquisitions is as follows (in thousands):

                       3 month period        9 month period
                            ended                ended
                        September 30,         September 30,
                      2005        2004       2005        2004
                       $           $          $            $
    Revenues         8,885       8,625      26,381      25,556
    Net Loss        (1,861)       (486)     (3,975)       (662)
    EPS              (0.08)      (0.02)      (0.19)      (0.03)

The assets acquired and liabilities assumed in the acquisition of Guilform are as follows (in thousands):

Tangible Assets acquired at Fair Value                                  $ 3,267
Customer List                                                               557
Liabilities Assumed at Fair Value                                        (2,024)
                                                                        -------

  Total Purchase Price                                                  $ 1,800
                                                                        =======

(4) Commitments

Purchase Orders - Adal Seco requires a supply of aluminum billets as raw materials for its production process. Though these billets are generally available on the open market, the Company has entered into purchase orders with five smelters to reduce the risk of a disruption in supply. These orders are for the delivery of billets per month at an agreed rate for up to twelve months into the future. Production cost per ton is set under an annual master agreement with each smelter. In advance of production, the Company places material orders with the smelter, at which time the cost of aluminum is determined.

At September 30, 2005 and September 30, 2004, there were open purchase orders totaling approximately $2,236,000 and $1,811,000 respectively.

(5) Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $1,861,000 for the three months ended September 30, 2005, compared to $399,000 for the three months ended September 30, 2004. In the nine months to September 30, 2005, the net loss of $3,813,000 includes a one time non recurring non cash charge of $456,000 for share issues. As of September 30, 2005, we had a net working capital deficiency of approximately $4,038,000 and negative cash flows from operating activities of approximately $4,190,000. Our long-term debt has increased by $4,392,000 in the nine months ended September 30, 2005 including $765,000 related to the acquisition of Guilform Holdings and $1,133,000 of short-term debt converted to long-term debt in September when we converted the overdraft that had funded the expansion at the Witham site with a mortgage. We have retained a US investment firm, to assist us in evaluating our capital needs and to attempt to raise the required funds. To date, there has been no commitment to any investment transaction. The capital raised is expected to be used for working capital, capital investment, and acquisitions. If we are unable to raise such additional capital, we may be required to curtail our operations.

Management expects the Company to expand through organic growth and acquisition.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when require, we may have to modify, delay or abandon some or all of our business plans.

(6) Subsequent Events

On October 6, 2005, the Company announced that its board of directors declared a declared a 6-for-1 stock dividend to be paid on October 13, 2005. Stockholders on the close of business on October 6, 2005, the dividend record date, will receive six additional shares of common stock for each share held.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis in this quarterly report on Form 10-QSB is intended to provide greater details of the results of operations and financial condition of our Company. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial data included elsewhere herein as well as our Annual Report and Form 10-KSB filed on April 15, 2005 for fiscal year 2004. Certain statements under this caption constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The reader should not place undue reliance on these forward looking statements for many reasons including those risks discussed in this document and in our Form 10-KSB. In addition, when used in this quarterly report, the words "believes," "anticipates," "expects," "plans," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements and statements of expectations, plans and intent are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements, including but not limited to the risk of delays in availability of new products due to market or financial factors, including the availability of necessary working capital, and other factors described in the Company's most recent Form 10-KSB. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

The Company is a diverse aluminum manufacturer with a value-added focus serving the architectural, construction, automotive, medical, defense, transportation and HVAC industries. Our principal subsidiaries are Adal Seco Limited, Adal Engineering Limited, and Adal Guilform Limited. Each subsidiary provides customers with manufactured aluminum products. Our worldwide headquarters is located in New York City and our manufacturing facilities for Adal Seco, Adal Engineering and Adal Guilform are all currently located in the United Kingdom, in Witham, Essex and St. Albans, Hertfordshire.

We are primarily engaged in providing manufacturing, fabricating, precision machining and design services. Adal Seco is believed to be the fifth largest extruder in the UK, with approximately 5% market share, based on industry data published by the Aluminum Federation. Adal Seco differentiates itself from the other large UK extruders and lower cost importers by offering customers low volume production orders and fast turnaround services. Adal Seco typically produces and ships customer orders in less than 30 days.

The UK aluminum extrusion industry has seen the impact of lower cost imports from China and India. Based on information published by the UK Aluminum Federation, there has been a 15% overall decrease in the tons of aluminum extruded in the UK in the first nine months of 2005. Adal Seco has experienced approximately only a one percent decline in demand for extrusions. We believe that our strategy of providing customers with the option to place lower volume orders, with shorter lead times, has protected our sales in 2005.

Our diversification into precision machining and architectural products has already positioned us well for future growth. Our business is spread across several industries and we thereby mitigate our risks to a particular industry. In the future, we plan to enhance our revenues by investing in plant and machinery to improve quality, efficiency and service levels to our customers.

Adal Engineering's principal customer base is in the automotive air conditioning industry. We plan to diversify and grow Adal Engineering's customer base by developing customer relationships in non-automotive markets. Our goal is to maintain the sales that we have in the automotive industry and direct sales efforts on winning new business in the medical and construction industries. To this end, we have increased our salesforce, which now includes one salesperson specializing in the automotive industry and another salesperson who will explore the opportunities in the medical and construction industries. In addition, we have trained our Adal Seco sales force to sell Adal Engineering's capabilities and have won some new business through this route.

In the first quarter of 2005, we diversified into the architectural arena when we acquired Guilform Holdings. This acquisition was the first step in building our Architectural Division. In the third quarter of 2005, we have seen the expansion of the Architectural Division with Adal Structures. Adal Structures will serve as a construction contractor to provide complete building envelopes. The management at Adal Structures has expertise in working with stone, glass, metal and wood facades. In the fourth quarter of 2005, we will focus on further building the Architectural Division and improving its productivity and efficiency.

Future revenue growth is also expected to come from new and innovative products such as Ticalium. Ticalium combines aluminum with titanium and carbon to produce a super-hard extrusion that is designed to increase the strength, hardness and wear resistance of aluminum. The metal has been identified as having potential uses in many different areas such as the automotive industry, train wheels, tire studs and snowmobiles. Ticalium represents a very strong aluminum based product that will differentiate the Company from the remainder of the market. We have applied for a patent in the United Kingdom and the European Union for this new composite material. We will need to make significant investment in these new and innovative products which introduces a risk if the product is unsuccessful.

We will focus on organic growth in the UK from our existing businesses and possible future acquisitions of UK or US based businesses that complement or enhance our current business mix.

RESULTS OF OPERATIONS

When evaluating the financial and operating results, management views Adal Seco and Adal Engineering as a single business. This business is principally involved in extruding aluminum and providing additional finishing services to such extrusions. The Architectural businesses, including Adal Guilform and Adal Structures, are also aluminum-based businesses; however, most of their raw material is aluminum sheet as opposed to extrusions.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

When reviewing the results of the operations compared to the prior year, it is important to consider the Company's recent history. The nine months ended September 30, 2004 include a full nine months for Adal Seco, and eight months for Adal Engineering (acquired on January 30, 2004), but do not include the results of Adal Guilform (acquired on February 7, 2005) or the costs associated with being a US public company, which began October 28, 2004, and only reflect the start up of our corporate office and the very beginnings of our corporate infrastructure. The first nine months of 2005 include a full nine months for Adal Seco, Adal Engineering, our corporate office and costs associated with being a public company and includes eight months of Adal Architectural.

REVENUES. For the nine month period ended September 30, 2005, our consolidated revenues were $26,073,000 compared to $22,284,000 for the nine month period ended September 30, 2004, a 17% increase. The increase is due to revenues from Adal Architectural of $2,443,000 and incremental revenues from Adal Engineering of $387,000 (mainly due to the additional month in 2005), $728,000 of revenues from Adal Seco and $231,000 from favorable exchange rates (UK sterling 3% stronger versus the dollar for the same period last year). Based on industry data from the Aluminum Federation, we believe that the domestic extrusion production in the UK has suffered a downturn in 2005 due to imports coming into the UK market. Adal Seco is achieving revenue growth in excess of its market, in general, by concentrating sales to more specialized markets and adding value to the extrusions. The larger competitors concentrate on large volume runs. Adal Seco's customers tend to be small to medium sized businesses.

For the three month period ended September 30, 2005, Adal Seco's revenues were $6,647,000 compared to $6,395,000 for the three month period ended September 30, 2004. For the three month period ended September 30, 2005, Adal Engineering's revenues were $1,162,000 compared to $1,344,000 for the three month period ended September 30, 2004, mainly due to a summer shutdown of Adal Engineering's two main customers in August 2005, but not in August 2004. For the three month period ended September 30, 2005, Adal Architectural's revenues were $1,076,000.

COST OF GOODS SOLD. For the nine month period ended September 30, 2005, cost of goods sold, as a percentage of sales, was 96% and, for the nine month period ended September 30, 2004, cost of goods sold, as a percentage of sales, was 90%. This increase is largely due to the increased raw material costs, which we have not yet passed through to all of our customers. In line with other extruders, we have started increasing the selling price of the products.

Adal Seco's cost of goods sold, as a percentage of sales, was 94% for the nine month period ended September 30, 2005 and, for the nine month period ended September 30, 2004, it was 92%. Raw material costs, as a percentage of sales, were 57% for the nine month period ended September 30, 2005 and, for the nine month period ended September 30, 2004, it was 55%. Adal Seco's increased cost of sales is due to an inability in the quarter to pass price increases to its customers and production delays including: (1) the delayed installation of a new roll out table, which caused a two week downtime on one press, and (2) the failure of a pump, which caused a two week period of downtime as the replacement part was obtained from the Unites States. These situations required significant overtime to make up the lost production time.

Adal Engineering's cost of goods sold, as a percentage of sales, was 96% for the nine month period ended September 30, 2005 and, for the nine month period ended September 30, 2004, it was 77%.

Adal Architectural's cost of goods sold, as a percentage of sales, was 104% for the nine month period ended September 30, 2005. The high cost of goods sold is due to the start of Adal Structures and the overhead costs associated with a start-up company and Guilform positioning itself within the market place to be able to increase revenue in the second half of 2005. Adal Guilform has revised its pricing policy and now achieves higher margins that we expect to see in the fourth quarter.

SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. For the nine month period ended September 30, 2005, selling, general and administrative costs were $3,751,000 compared to $2,632,000 for the nine month period ended September 30, 2004.

At the operating company level, the SG&A costs are in line with the previous year. Adal Guilform's SG&A was $88,000 for the eight month period from acquisition of Adal Guilform through September 30, 2005 and there were no such expenses included in our 2004 operating results.

The additional costs were largely due to the issuance of shares to our investment banker, UTEK, a strategic partner, and Your Money TV totaling $355,000. UTEK has the rights to many innovative patents that the Company may wish to use to increase its sales. The Company is using Your Money TV to raise investor awareness. Another portion of the increase in cost was due to higher legal and accounting fees in the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004. The increased expenses associated with running the group corporate office were $455,000. The SG&A expenses also included shares issued to employees with a total recorded value of $101,000. Amortization of Adal Engineering and Adal Guilform's customer lists increased by $120,000 ($150,000 in the nine months to September 30, 2005, and $30,000 for the nine month period ended September 30, 2004).

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2005 was $1,158,000 compared with $431,000 for the nine month period ended September 30, 2004. The increase of $727,000 is due to: (i) the value of the warrants issued to Laurus Master Fund Ltd. valued using the Black-Scholes model which totaled $210,000; (ii) amortization of the costs associated with the Laurus deal of $127,000; (iii) interest on the mortgage and debt financing at Adal Guilform of $166,000; (iv) increased mortgages with Adal Estates, the entity which holds the Company's properties, have led to an additional $153,000 of interest expense; and (v) the remaining $71,000 has been from additional debt at group and exchange rate differences.

NET LOSS. For the nine month period ended September 30, 2005, the net loss was $3,813,000 or $0.18 per share, compared to net loss of $771,000, or $0.04 per share for the nine month period ended September 30, 2004. The net loss reflects the effects of the revenue and expense items discussed above. Management recognizes the need to turn the operating entities into profit and has been focusing and will continue to focus on increasing selling prices and operating cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets as of September 30, 2005 were $22,144,000, which is comprised of $8,446,000 of property, plant and equipment, $8,982,000 of accounts receivable, $858,000 of intangible assets (customer lists) from Adal Engineering and Adal Guilform acquisitions, $2,704,000 of inventory, $32,000 of cash and cash equivalents and $1,122,000 of other assets. The increase in our accounts receivable of $2,103,000 reflect the addition of Adal Guilform ($764,000) and increased sales volume in the third quarter of 2005 compared to the fourth quarter of 2004. Typically, the third quarter is the Company's largest sales period, and the fourth quarter is the Company's lowest sales period. Our inventories have remained relatively flat for our operating entities. Adal Seco has increased inventory by $129,000, Adal Engineering has increased inventory by $70,000 and Adal Guilform has increased inventory since its acquisition by $199,000.

As of September 30, 2005, the Company's current liabilities are $16,878,000. The Company has long-term debt of $9,527,000, of which $646,000 is current. Compared to December 31, 2004, accounts payable increased by $589,000 as a result of the inclusion of Guilform. Also, average days outstanding with existing vendors have resulted in increases in Adal Seco's and Adal Engineering's accounts payable of $413,000 and $238,000, respectively. In particular, Adal Seco's accounts payable have increased by $413,000, and Adal Engineering's accounts payable have increased by $238,000.

As of September 30, 2005, the Company had a working capital deficit of $4,038,000. The Company reported a net loss of $1,861,000 for the quarter ended September 30, 2005. The magnitude of the losses has been exacerbated due to the economies of scale, and infrastructure cost versus the current size of the business, (i.e. central overheads will decrease proportionally as we grow the business organically and through acquisition). Management has developed a plan to stem operating losses and expects to achieve operating profitability in the second quarter of 2006.

During the third quarter of 2005, management secured additional cash through the following actions and expects to see the benefits from this additional cash in the fourth quarter of 2005:

      o We established a credit agreement with a financial institution to finance the plant and machinery at Adal Guilform. This credit agreement is expected to provide approximately $310,000 of available cash in November and December 2005.

      o We entered into an agreement with a US investment banking firm to assist us in evaluating our capital needs and to raise the required capital.

      o Our commercial UK bank has agreed to refinance the mortgage at Adal Guilform during the fourth quarter reducing the mortgage interest rate on this property by approximately 3%.

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

Item 3.  Controls and Procedures

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

      None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

      The share numbers in this Item 2 reflect the number of shares of common stock issued before taking into account the dividend, in the form of common stock, paid by the Company, on October 14, 2005.

      On July 1, 2005, the Company issued 571 shares of common stock to each of Brian Alleman, John Sanderson and Keith Broome, each a director of the Company. The issuance to these employees was made in reliance on an exemption from registration under Section 4(2) of the Securities Act. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. No broker commissions were paid on this issuance.

Item  3.   Defaults Upon Senior Securities

      None.

Item 4.    Submission of Matters to a Vote of Security Holders

      None.

Item 5.    Other Information

      None.

Item 6.    Exhibits and Reports On Form 8-K

(a)   Exhibits:
      ---------   --------------------------------------------------------------
        No.                             Description
      ---------   --------------------------------------------------------------
        3.2       By-laws, as amended
      ---------   --------------------------------------------------------------
       31.1       Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as
                  adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                  2002, filed herewith.
      ---------   --------------------------------------------------------------
       31.2       Certification of the Chief Financial Officer pursuant to Rule
                  13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as
                  adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                  2002, filed herewith.
      ---------   --------------------------------------------------------------
       32.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
      ---------   --------------------------------------------------------------
       32.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
      ---------   --------------------------------------------------------------

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

Date: November 18, 2005