Form 10KSB
period 2005-03-31
AdAl Group Inc.
filed 2006-05-22
CIK 810370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to_____

                         Commission File Number: 1-9431

                                ADAL GROUP, INC.
              (Exact name of small business issuer in its charter)

               Delaware                                      94-3012230
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                                 67 Wall Street
                                   22nd Floor
                          New York, New York 10005-3111
                                  United States
                    (Address of principal executive offices)

                   Registrant's Telephone Number: 212.709.8122

           Securities registered under 12(b) of the Exchange Act: None

             Securities registered under 12(g) of the Exchange Act:
                        Common Stock, par value $0.0001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
        Yes [ ]        No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]          No [X]

The issuer's revenues for the fiscal year ended December 31, 2005 were $33,519,000.

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates as of April 3, 2006 was $1,529,295.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of Equity Securities               Number of Shares Outstanding as of April 3, 2006
----------------------------------------               ------------------------------------------------
Common Stock, $0.0001 par value                        23,019,665

Transitional Small Business Disclosure Format (check one): Yes [ ]     No [X]

Duments Incorporated by Reference: None.

                                TABLE OF CONTENTS

                                                                            Page

PART I.........................................................................2
      Item 1.    Description of Business.......................................2
      Item 2.    Description of Property......................................17
      Item 3.    Legal Proceedings............................................18
      Item 4.    Submission of Matters to a Vote of Security Holders..........18

PART II.......................................................................18
      Item 5.    Market for Common Equity and Related Stockholder Matters.....18
      Item 6.    Management's Discussion and Analysis.........................20
      Item 7.    Financial Statements.........................................27
      Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................28
      Item 8A.   Controls and Procedures......................................28
      Item 8B.   Other Information............................................28

PART III......................................................................29
      Item 9.    Directors, Executive Officers, Promoters And Control
                Persons, Compliance With Section 16(A) Of The Exchange Act....29
      Item 10.   Executive Compensation.......................................32
      Item 11.   Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters...................34
      Item 12.   Certain Relationships and Related Transactions...............35
      Item 13.   Exhibits.....................................................36
      Item 14.   Principal Accountant Fees and Services.......................37

                                     PART I

Item 1.     Description of Business.

      The Company's financial position deteriorated further during 2005 and the first half of 2006. Operating conditions in 2005 were exceptionally difficult with rapidly rising raw material prices, major mechanical breakdowns and a declining demand in the marketplace. All operating companies posted losses in the 2005 financial year, as they did in 2004. The company's SG&A costs continue to be a burden on the Company. The Company received funding through the Laurus Fund in 2005, in the form of a convertible note in the amount of $2,000,000, to support cash flow requirements and to cover operating losses. In May 2006 the Company was unable to meet interest and principal repayments under a revised repayment schedule and is currently working with the Laurus Fund to restructure the terms of the note. Although we have no formal notice from Laurus advising us that we are in default, Laurus management are working with us to restructure the terms of the note, although there can be no assurance that we will be able to do so. As a result of the continued losses creditor pressure has increased. We have been formally advised by a former supplier that they intend to take legal action to recover their debt, which could lead to a bankruptcy proceeding. We will try to negotiate with this creditor and hope to reach agreement with respect to repayment over an extended timeframe. In addition, several of our current raw material vendors are refusing to grant us additional credit and are requiring payment for material in advance, plus repayment of a portion of the unpaid balances owed. We are working with an Investment Bank and private investors to provide additional capital, which could involve significant dilution to current shareholders or the possible sale of assets. While we do not have any formal agreements, we have signed non-disclosure agreements with four parties with respect to possible sale of one or more of our operating companies. The Company's key intellectual property, in particular Ticalium, is showing promise but is at present a cost center and is not generating any revenue. We expect to restructure the group in 2006 and expect the group to report losses for the full year of 2006.

                                ----------------
                                Adal Group, Inc.
                                ----------------
        -----------------------------------------------------------------
        |                    |                     |                    |
----------------     ----------------      ----------------     ----------------
                                              Products &
 Manufacturing        Architectural          Technologies          Real Estate
    Division             Division              Division             Division
----------------     ----------------      ----------------     ----------------
  |                   |                            |                   |
  | ----------------  | ----------------   ----------------     ----------------
  |      Adal         |       Adal               Adal                 Adal
  |-     Seco         |-    Guilform          Innovation             Estates
  |     Limited       |     Limited            Limited               Limited
  | ----------------  | ----------------   ----------------     ----------------
  |                   |                                                 |
  | ----------------  | ----------------                        ----------------
  |       Adal        |        Adal                                 Guilform
  |-   Engineering    |-    Structures                              Holdings
  |      Limited      |      Limited                                Limited
  | ----------------  | ----------------                        ----------------
  |                   |
  | ----------------  | ----------------
  |       Adal        |       Adal
  |-      Extra       |-    Climatix
  |      Limited      |     Limited
  | ----------------  | ----------------

Historical Development

      On July 29, 1986, we were incorporated in Delaware under the name ESCAgenetics Corporation. ESCAgenetics was organized to develop and commercialize high-value plant derived products for the agricultural and pharmaceutical markets. In January 1995, ESCAgenetics became a dormant business, and, in January 1996, it filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

      On August 22, 2003, pursuant to an Agreement and Plan of Reorganization, as amended, ESCAgenetics completed a merger of its wholly-owned subsidiary, Shecom Acquisition Corporation, with and into Shecom Corporation, thereby acquiring 100% of the capital stock of Shecom. Pursuant to the 2003 Merger, ESCAgenetics changed its name to Krystal Digital Corporation. On February 29, 2004, the Merger was rescinded because Shecom was unable to produce the audited financial statements required to be filed with the Securities and Exchange Commission. In April 2004, Krystal Digital Corporation changed its name to Sunningdale, Inc.

      Also, on April 15, 2004, Sunningdale, Inc. entered a Mutual Termination Agreement by and between Shecom Acquisition Corporation and Shecom Corporation. The termination agreement became effective on April 15, 2004, and the merger agreement among the parties was rescinded. Prior to such agreement's effective date, the members of the board of directors of Sunningdale appointed Kevin R. Keating to the board of directors and appointed him as president, secretary, and treasurer of Sunningdale. Consequently, on the agreement's effective date, Kevin
R. Keating was appointed to our board of directors, and all of the other officers and directors resigned.

      On October 28, 2004, pursuant to a Share Exchange Agreement (the "Exchange Agreement"), dated September 22, 2004, Sunningdale, Inc. acquired all of the outstanding shares of Adal Group (UK) Limited, formerly known as Advanced Aluminium Group Limited.

      On November 5, 2004, Sunningdale, Inc. changed its name to Adal Group, Inc. Currently, our headquarters are located at 67 Wall Street, 22nd Floor, New York, New York, 10005.

Share Exchange

      On October 28, 2004, we consummated the transactions contemplated by a Share Exchange Agreement (the "Exchange Agreement"), dated September 22, 2004, by and among us, Advanced Aluminium Group Limited, a company incorporated under the laws of the United Kingdom ("AAG"), now Adal Group (UK) Limited, the stockholders of AAG, and Keating Reverse Merger Fund, LLC ("KRM Fund"). Pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding capital stock of AAG in exchange for the issuance to the AAG stockholders of 16,065,000 shares (or 2,295,000 on a pre 1-for-7 forward stock split basis) of our common stock (the "Share Exchange"). The issuance of shares of our common stock to AAG's stockholders was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof. As a result of the transaction, AAG became our wholly-owned subsidiary. Immediately following the closing of the share exchange, the AAG stockholders owned 90% of our common stock, and our pre-transaction stockholders (the "Existing Stockholders") held 10%, of the issued and outstanding shares of our common stock.

      Under the Exchange Agreement, the Existing Stockholders had anti-dilution protection if we issued any securities in any offering within 12 months after closing of the Share Exchange and had anti-dilution protection if we issued any securities in connection with the contemplated license and/or acquisition by us of technology related to electricity-generating roadway ramps following the closing (collectively, the "Events"). In such cases, we were required to issue to the Existing Stockholders, in proportion to their respective ownership interests prior to the closing, such additional number of shares of our common stock such that the Existing Stockholders would own, in the aggregate, 10% of the issued and outstanding shares of our common stock, on a fully diluted basis, after giving effect to the Events. On April 8, 2005, the Company and the KRM Fund agreed to amend the Exchange Agreement to terminate the anti-dilution provision. As consideration for this termination, we issued 875,000 or 125,000 pre 1-for-7 stock split shares of our common stock to the KRM Fund.

      In connection with the Exchange Agreement, Kevin R. Keating resigned as our President, Secretary, Treasurer and sole director. Kevin R. Keating's resignation as director and officer was not due to any disagreement with us. Prior to Kevin R. Keating's resignation as a director, he appointed Nicholas A. Shrager and Charles K. Howe to serve on our board of directors. David W. Beale was disclosed as one of the initial directors appointed, but that disclosure was erroneous. Three director positions remained vacant. Two of the three positions were filled pursuant to a Voting Agreement among AAG, the AAG stockholders and the KRM Fund (the "Voting Agreement"), and we continued discussions with David
W. Beale as to his appointment to the board of directors to fill the remaining vacancy. Pursuant to the Voting Agreement, the AAG stockholders agreed to vote their shares of our common stock to elect a person designated by KRM Fund, who would be an independent director and a financial expert, qualified and available to serve on our Audit Committee and Compensation Committee, and otherwise acceptable to the AAG stockholders (the "KRM Fund Designee"). Under the terms of the Exchange Agreement, the remaining vacant director position would be filled by a person selected by the AAG stockholders and who was an independent director. On January 18, 2005, Messrs. Brian Alleman, David W. Beale, and John Sanderson were appointed to serve on our board of directors, with Mr. Sanderson being the KRM Fund Designee, to bring the total number of directors to five.

      On October 28, 2004, in connection with the Exchange Agreement, we entered a Financial Advisory Agreement (the "Financial Advisory Agreement") with Keating Securities, LLC, under which we compensated Keating Securities for its advisory services in connection with the Share Exchange. Kevin R. Keating is the father of the principal member, Tim Keating, of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund and Keating Securities is the registered broker-dealer affiliate of Keating Investments, LLC. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities and disclaims any beneficial interest in the shares of our common stock owned by KRM Fund. Similarly, Keating Investments, LLC, KRM Fund and Keating Securities disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating.

      Under the Financial Advisory Agreement, the advisory services provided by Keating Securities in connection with the Share Exchange included the identification and presentation of suitable private company acquisition targets, corporate, business, and financial due diligence evaluation of the target company, capital and transaction structuring, development of capital markets strategy, valuation analysis, company, market and industry research, analysis of various exchange listing requirements, and transaction negotiation and execution. We paid a transaction advisory fee equal to $190,000 to Keating Securities.

      The Financial Advisory Agreement also appointed Keating Securities as our exclusive placement agent for private and public offerings of our securities until October 28, 2005 and required us to pay Keating Securities 10% of the gross proceeds of any public or private offering of equity securities, 5% of the gross proceeds of any public or private offering of debt securities, and 10% warrant coverage on all shares of our common issuable upon exercise or conversion of our securities in a public or private offering. As of December 31, 2005, we paid Keating Securities a 6.5% commission equal to $130,000 for introducing us to Laurus Master Fund, Ltd.

Recent Developments

John Sanderson resigned from the board on March 1, 2006. Mr. Sanderson was given 33,333 shares as a termination payment from Adal Group, Inc.

Stock Dividend

      On October 12, 2005, the Company declared a 7-for-1 stock split in the form of a stock dividend. Stockholders on the close of business on October 6, 2005, the dividend record date, received six additional shares of common stock for each share held. The ex-dividend date was October 14, 2005.

Convertible Loan and Short term Bridge Loan

On December 29, 2005, due to various complications,with the deal structure, Adal Group Inc. were requested to withdraw Bridge our share registration statement and to work with Laurus Master Fund to restructure our contacts. The Company has agreed with Laurus Master Funds in 2006 to withdraw the SB-2 share registration document and to restructure the loan. Principal repayments are scheduled at $25,000 in April, May and June with a full review in July 2006 The interest as a temporary arrangement to be charged on the loan will be 3% greater than the prime rate quoted on the Wall Street Journal. The Company received funding through the Laurus Fund in 2005, in the form of a convertible note in the amount of $2,000,000, to support cash flow requirements and to cover operating losses. In May 2006 the Company was unable to meet interest and principal repayments under a revised repayment schedule and is currently working with the Laurus Fund to restructure the terms of the note. Although we have no formal notice from Laurus advising us that we are in default, Laurus management are working with us to restructure the terms of the note, although there can be no assurance that we will be able to do so.

Prior to the deal restructuring the following arrangements were in place:

The company entered into two agreements with Laurus Master Fund in 2005 and issued an SB-2 share registration document.

On November 21, 2005, we entered a Securities Purchase Agreement (the "November Purchase Agreement") with Laurus Master Fund, Ltd. ("Laurus"), pursuant to which we sold a non-convertible Secured Term Note in the aggregate principal amount of Five Hundred Thousand Dollars ($500,000) to Laurus (the "November Note"). The principal amount and any and all accrued and unpaid interest payable under the November Note shall be paid on or before May 21, 2006. This has been superseded with the agreement described above. We shall pay interest on the principal amount of the November Note at a rate per annum equal to the "prime rate" published in The Wall Street Journal, plus three percent, payable monthly in arrears. Interest accrued but was not payable during the period which commenced on November 21, 2005 and ended on November 30, 2005. We began paying interest on the principal amount commencing on December 1, 2005 and shall continue to pay on the first business day of each consecutive calendar month thereafter.

         We also entered a Reaffirmation and Ratification Agreement, dated as of November 21, 2005, with Laurus (the "Reaffirmation Agreement"), whereby we ratified and confirmed the terms of the Master Security Agreement, dated as of June 29, 2005 by and between us and Laurus (as further described in the Form 8-K filed with the Securities and Exchange Commission on July 6, 2005). Pursuant to the Reaffirmation Agreement and Master Security Agreement, we assigned and granted to Laurus a continuing security interest in certain of our, and each of our subsidiaries' assets, including, without limitation, cash, accounts receivable, and equipment.

On June 29, 2005, we entered a Securities Purchase Agreement (the "June Purchase Agreement"), with Laurus, pursuant to which we sold a Secured Convertible Term Note (the "June Note") in the aggregate principal amount of $1,500,000, which is convertible into shares of our common stock. Subject to adjustment and anti-dilution provisions set forth in the June Note, the fixed conversion price with respect to the first $1,000,000 principal amount of the June Note is $0.43, and with respect to the remaining principal amount is $0.50. The principal amount and any and all accrued and unpaid interest payable under the June Note is due June 29, 2008 (the "Maturity Date"). We paid interest on the principal amount of the June Note at a rate per annum equal to the "prime rate" published in The Wall Street Journal, plus three percent, payable monthly in arrears, commencing on July 1, 2005 and we will pay such interest on the first business day of each consecutive calendar month thereafter. The interest rate is subject to adjustment at the end of each month until the Maturity Date, as provided in the June Note.

         Also on June 29, 2005, in connection with the financing transaction, we issued to Laurus (i) a warrant to purchase up to 2,625,000 shares of our common stock at an exercise price equal to $0.90 for the first 1,312,500 shares acquired thereunder and an exercise price equal to $0.98 for any additional shares acquired thereunder, and (ii) an option to purchase up to 1,054,914 shares of our common stock at an exercise price equal to $0.0001 per share. Laurus exercised this option for 1,051,610 shares on June 30, 2005.

         To secure the payment obligations arising under, out of or in connection with the June Purchase Agreement or the other agreements entered in connection with the financing, we entered a Master Security Agreement pursuant to which we assigned and granted to Laurus a security interest in all of our assets. We, among other things, agreed to keep all of the collateral free of additional liens in excess of $50,000 or as necessary for taxes or government charges, not to sell any of the collateral without the prior written consent of Laurus, and keep all collateral insured in Laurus' name.

      We agreed to file a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the shares underlying the June Note, warrant, and option within 45 days of the closing of the June Note, and to have this Registration Statement declared effective within 120 days such closing. We initially filed this Registration Statement on August 12, 2005. On November 21, 2005, we agreed with Laurus to extend our obligation such that this Registration Statement must be declared effective by the Securities and Exchange Commission by February 14, 2006. If we fail to have this Registration Statement declared effective by February 14, 2006, we shall pay a penalty to the holder of the June Note an amount equal to approximately $1,000 per day until this Registration Statement is declared effective.

Licensing Agreements

Our licensing agreement for the Stonescreen product expired February 7, 2006. Meetings were held to agree a long term license during the fourth quarter of 2005 and up to and including the end of February 2006. After various meetings with Adal Group, Inc. board members a final meeting was held on February 28, 2006 with Nick Shrager, our Chairman and CEO, Keith Broome, Non-executive director and Gary O'Connor. At this meeting Gary O'Connor decided not to renew the Stonescreen license and terminated his employment contract.

The history of the Stonescreen licensing agreement: In February 2005, we signed an interim global licensing agreement with Stonescreen, a designer, manufacturer, and installer of stone building facades. Pursuant to that agreement, we were granted a 12 month exclusive, non-transferable license to reproduce drawings, and manufacture and install materials pertaining to the Stonescreen stone cladding and curtain wall system, which is constructed using extruded aluminum sections. Under the terms of the license, the licensee, Adal Structures, shall pay a royalty of either 4% of sales in cash or 5% of sales, if settled, in shares of our common stock to Gary O'Connor, owner of the Stonescreen system. Before the end of 2005, we expected to enter into a second license agreement with Mr. O'Connor for our continued use of the exclusive license to the Stonescreen system. During the fourth quarter of 2005, management discussed a draft contract with Mr. O'Connor which would have the same royalty terms as the existing license, including payment of cash and shares of our common stock as consideration to the licensee and would have been directly linked to Mr. O'Connor's employment contract as managing director of Adal Structures and Adal Guilform.

Acquisitions

The Company acquired Guilform Holdings through a leveraged by-out with the assistance of Keith Broome and Ms Janice Conley in the form of personal guarantees on three loans, a real estate mortgage, accounts receivable revolver and machinery and equipment asset finance. These loans have now been refinanced with all previous lenders liabilities settled and personal guarantees are now removed.

The history of the acquisition:

On February 7, 2005, we entered a Share Sale and Purchase Agreement (the "Guilform Agreement") relating to Guilform Holdings Limited, to buy from Keith Malcolm Broome, the sole shareholder, all of Guilform Holdings Limited's outstanding shares. In consideration of the sale, we paid $636,000 in cash, issued a 6% promissory note in the aggregate principal amount of $375,000, and issued 21,000,000 shares (or 300,000 shares on a pre-split basis) of our common stock.

      In connection with the Guilform Agreement, we agreed to pay certain obligations under commercial loan facilities provided to Guilform Holdings Limited, which has re-advanced such loan to Guilform Holdings, by State Securities plc in the aggregate sum of approximately $1,930,000. The interest rate on this loan is LIBOR plus 4.25%. The initial installment of this loan was paid by Guilform Holdings Limited on December 15, 2001 and installments are payable monthly for a period of 180 months. Guilform Holdings Limited repaid the entire outstanding principal amount plus interest before the end of 2005. This loan facility includes the standard covenants and obligations and Guilform Holdings Limited is in full compliance with the loan facility. There is no prepayment penalty on the loan but rather Guilform Holdings Limited may prepay the loan at anytime by payment of the outstanding principal amount plus any interest due and payable and all interest payable on the outstanding principal amount. Approximately $615,000 of the loan facility was loaned by Guilform Holdings Limited to us in connection with the consummation of the Guilform Agreement. Mr. Broome and Ms. Janice Conley, the previous Secretary of Guilform Holdings Limited, agreed to personally guarantee the obligations of Guilform Holdings Limited to pay back the loans. Under the Guilform Agreement, we have released Mr. Broome and Ms. Conley as guarantors on the loan facility.


BUSINESS OPERATIONS

Products and Services

The following describes the products and services that we provide:

MANUFACTORING DIVISION - ADAL SECO, ADAL ENGINEERING AND ADAL EXTRA

Adal Seco - Aluminum Extrusion Design and Production Services

Adal Seco (formerly Seco Aluminium Limited) is a leading UK provider of customized aluminum extrusions, such as hollow and solid tubing. Extruded products are strong, lightweight and versatile, and account for approximately 50% of the market for aluminum products, of which the building and transport industries consume the majority.

Adal Seco provides volume production with rapid turnaround time, and aims to meet just-in-time delivery schedules. Adal Seco operates its presses on shorter cycles, compared to its competitors, and therefore responds promptly and flexibly to its customers' demands. At the same time, Adal Seco offers its customers the benefit of its team's considerable design expertise and experience, to help improve the performance and profitability of their products.

Adal Seco can provide its customers with complete "supply-chain management", handling all stages of their product's production in-house - including design, fabrication, finishing, assembly, warehousing and delivery. Adal Seco's capabilities have been developed especially to deliver product precision, speed of order completion, extensive design knowledge, and a flexible manufacturing process. Adal Seco can provide rapid turnaround and precision as a result of its technology and its customization of dies.

Adal Seco manufactures aluminum extrusions from aluminum billets, a raw material. Extrusions are manufactured by placing an aluminum billet in a sealed container, and heating the containers to approximately 450-500(0)C (842-932(0)F). At such temperature it is possible to force the metal to flow through a uniquely shaped steel die. A length of metal emerges, the cross sectional shape of which is defined by the shape of the die. As it emerges, the section is cooled, pulled out along a long 'run-out table', and cut to the desired length. Heat treatment may then be used to optimize the material's inherent mechanical properties. In addition to the normal mill condition, various finishes can be applied to the extrusions for protection and improved appearance - including 'anodizing' in natural or artificial color, and a full range of colors in polyester powder coatings and electrophoretic white/bronze acrylic paint. These extrusions are then either packed and shipped directly to customers or receive further finishing or fabrication as specified by the customer. The complete extrusion process produces a strong, lightweight, and versatile product that can be utilized across multiple industries.

Adal Seco uses computer aided design and manufacture to reduce production time and the fluctuations in the extrusion and product performance. Adal Seco regularly keeps onsite approximately 10,000 steel die, 8,000 of which Adal Seco has customized for the particular customers who own them; the remainder are standardized die for general use.

Adal Seco uses three extrusion presses: two seven-inch presses that together can produce roughly 6,500 tons of extrusions annually and one five-inch press that can produce up to 400 tons of product annually. Adal Seco operates the seven inch presses an average of 20 hours per day and 5 days per week, under constant supervision. Adal Seco operates the five inch press 8 hours per day, and five days per week, also under constant supervision. The extrusion presses currently operate at a 65% utilization rate, and we hope to improve that rate to 75% with investment in new technologies that enable more rapid die changes. The two larger presses produce extrusions that range in size and alloys, and the smaller press is a specially crafted Adal Seco model that produces a `very fine' higher margin niche product.

Outside customers purchase approximately 92% of the extrusions produced by Adal Seco, and the other 8% is used for Adal's own finished-goods manufacturing by Adal Engineering. Adal Seco has a customer base of approximately 1,000 customers across the architectural, construction, automotive, medical, defense, transportation, and HVAC industries of which, at any one time, approximately 400 are active customers, and 600 are inactive customers. We consider an inactive customer one that has not purchased anything from us within 18 months to two years. Adal Seco is currently undertaking a data mining process to investigate the inactive customers and help to increase the number of active customers.

Adal Engineering - Precision Engineering and Volume Production of Machined Aluminum Components

Adal Engineering (formerly W.H.J. Fagg and Son Ltd.), incorporated in 1972 and purchased by the Company in January 2004, uses milling and turning machines to make customized machined aluminum components out of the aluminum extrusions produced by Adal Seco.

      Adal Engineering uses Computer Numeric Controlled (CNC) machines in its production facilities. Each milling and turning machine is initially manually loaded by an operator, and, through a computer program, the CNC machine controls the movement of the output (the aluminum components). Adal Engineering has an automation program with the goal of reducing labor As of December 2005, Adal Engineering has the majority of its machines semi-automated machines and in the fourth quarter of 2005 has successfully fully automated one machine. The automation program will continue to increase the volume and flexibility of production.

Adal Engineering predominantly manufactures motor vehicle tube connector parts for sale to two major original equipment manufacturers ("OEMs"), Calsonic Kansei and Denso Manufacturing UK Ltd., which account for 11% of Adal's consolidated revenues. Adal Engineering's products can be found in noted motor vehicle brands such as Land Rover, Renault, Ford, Audi, Volkswagen, and Toyota. Adal Engineering provides its components directly to the OEMs' production lines on a just-in-time basis (for which it receives no premium). Under its supply agreement with Calsonic Kansei, Adal Engineering provides 100% of Calsonic's requirements for the parts Adal Engineering manufactures. Denso buys automotive parts from Adal Engineering by purchase order under a general purchase agreement that renews automatically each year and obligates Adal Engineering to provide replacement services for ten years after a part is sold.

Adal Engineering's building products consist primarily of aluminum window bars, hardware, and handles. Some of our machine products include precision engineered components that are attached to electric motors and hydraulic and pneumatic motors of automobiles.

Adal Engineering also manufactures gun cleaning kits for the United Kingdom's Ministry of Defense, which are used by the country's frontline soldiers for their standard issue SA-80 rifles. Adal Engineering manufactures complete kits and produces replacement parts for all of the kits.

Adal Seco and Adal Engineering have complementary roles. Nearly every piece of extruded aluminum produced by Adal Seco requires some degree of secondary machining, which Adal Engineering provides. Specifically, the extrusions produced by Adal Seco are raw material for the components produced by Adal Engineering. Thus, Adal Engineering complements Adal Seco's overall business model to offer customers value-added production by cutting, drilling, milling, and turning all extruded aluminum components.

Adal Extra - Value-Added Finishing Services

Adal Extra specializes in modifying extrusions by drilling, punching, cutting, machining and welding. Adal Extra can also provide the finish coating to your extrusion by either having polyester powder or anodized finish. Adal Extra provides complete product manufacturing, assembly, warehousing, and delivery of parts.

Our management plans that Adal Extra will become a supplier of a full assortment
of  off-the-shelf  and  customer  specific  products,   a  carrier  of  standard
components, and a parts distribution company through catalog marketing.

One of Adal Extra's current projects is the production of Privacy Screens for shared prison cells. Under current European Union law, dividers must be provided in each prison cell to separate the toilet and bathroom area from the remainder of the cell. The government engaged Adal Extra to produce these dividers for each prison cell. Adal Extra uses aluminum extrusions produced by Adal Seco and adds value by designing, forming, and painting each extrusion to produce the finished product. Adal Extra's work accounts for the additional 80% of the value of the finished product.

Other Adal Extra customers are in the lighting, display and shelving products industries, as well as manufacture and assembly of running boards for 4x4 vehicles. Adal Extra aims to build its stock of standard extrusions that are used in the automotive and construction industries, and increase sales and marketing of its products. Adal Seco produces 95% of the aluminum extrusions maintained in inventory by Adal Extra.

In 2006, Adal Extra and Adal Innovation aim to develop and market a range of smoking shelters and smoking accessories in preparation for the smoking ban in the UK in 2007.

ARCHITECTURAL DIVISION - ADAL GUILFORM, ADAL STRUCTURES AND ADAL CLIMATIX

Adal Guilform

In February 2005, we purchased all of the outstanding shares of Guilform Holdings Limited and its wholly-owned subsidiary, Adal Guilform, a UK-based fabricator of aluminum building facades. Guilform Holdings Limited was incorporated in 1976. We believe that since its incorporation the Guilform brand has built an excellent reputation for designing and fabricating unique, reliable, and highly efficient metal panels and cladding for the construction industry.

Adal Guilform produces specialist metal cladding panels, and provides a range of sheet metal fabrication services. Adal Guilform has an informal agreement with Schucco, a major curtain wall supplier (glass facades), to manufacture components for Schucco systems. The factory features specialist machinery including a 24 foot CNC metal guillotine and 24 foot CNC brake press, among the largest in Europe.

Adal Structures

Until February 2006, Adal Structures held a twelve-month exclusive license to market and sell the "Stonescreen" cladding system, which was Adal Structures' first product. Stonescreen is a trademarked system that allows stone to be fixed to building facades by using an aluminum framework. The license lapsed in February 2006.

Adal Climatix - Architecturally Designed HVAC Systems

      Adal   Climatix   specializes   in  the   design  and   manufacturing   of
      'architectural' radiant heating skirting (base boards) and ceiling panels.

      Climatix has a patent in the United Kingdom for its turnkey aluminum-based, radiant heating gas-fired ceiling panel that we believe are unique, reliable, and more efficient than other systems sold for commercial and residential heating. We have an exclusive marketing arrangement for our radiant ceiling panel "modular panels" marketed by Frenger Systems.

      Our base boards can operate using electricity or gas fired hot water.

      Adal Seco supplies 80% of the aluminum extrusions that Climatix uses in the production of the base board heating systems and 50% of the aluminum extrusions that Climatix uses in the production of the ceiling heating systems.

PRODUCTS AND TECHNOLOGIES DIVISION - ADAL INNOVATION

Adal Innovation

We established Adal Innovation in 2005 for the purpose of receiving profits from intellectual property held by us. One of the products that we expect Adal Innovation to receive profits from is Ticalium(TM).

Ticalium combines aluminum with titanium and carbon to produce a super-hard extrusion that is designed to increase the strength, hardness, and above all the wear resistance of aluminum. Ticalium is up to three times lighter than - and has comparable strength and wear-resistance to - cast iron and carbon steel. We expect Ticalium to be more cost-effective than other metal matrix composites as a result of its microstructural characteristics and mechanical properties, enabling an easier production process.

Ticalium has been identified as having potential uses in many different areas such as the automotive industry, train wheels, tire studs, and snowmobiles. In particular, we believe Ticalium can be used to produce automobile brake discs and drums with comparative wear resistance but far lighter weight than standard cast iron brake discs and drums. We also believe Ticalium can be used to improve stiffness and reduce flexibility of brake calipers. For train wheels, we believe Ticalium can result in weight savings, reduced energy consumption and faster acceleration and braking and thereby increase train speed and reduce traveling time. Winter-long tests in Helsinki, Finland, with Ticalium tire stud jackets have shown comparable wear to standard steel studs, but with much reduced weight. Tests with snowmobile steering components have shown that Ticalium can reduce weight as well as increase resistance and stiffness.

In the spring of 2006, we received delivery of our first trial production batch of Ticalium billets, in 5WT%, 7WT% and 10WT% reinforcement levels. Performance in extrusion and strength property tests has so far exceeded expectations, and we have been approached by a number of prestigious companies in a variety of industries, to many of whom we have issued material in return for the sharing of test result data. Once we have completed our trial production tests, we aim to begin marketing Ticalium to customers in a wide range of industries. We expect a slow initial response to our marketing efforts of Ticalium because of the extended length of time customers will likely use to evaluate the product.

In 2005, we filed a United Kingdom patent for the sole rights to use Ticalium, to which we were entitled as the lead member of the development project.

Principal Customers

We have a broad range of customers in various industries that utilize aluminum products, such as, automotive-heat exchange and vehicle finishing products, domestic, and commercial properties (windows, doors, showers, blinds, and partitioning), lighting, heating, and ventilation, aircraft and aerospace, shipbuilding, oil/gas platforms, electrical machinery and equipment, shop fittings, and supply fabricators and extrusion wholesalers. We have no dependence on any individual customer or small number of customers, the loss of which would have a material adverse effect on our business or financial condition.

Each of our top ten customers accounts for less than 10% of our revenues. Calsonic and Denso, two large automotive customers, account for 11% of our revenues, in total. All of our customers require customized production, and, thus, our companies produce little to no standardized products.

Sales and Marketing

Sales and customer service for each of our operating subsidiaries is handled by in-house sales employees. Over the next year, we plan to focus on the cross-selling of products and services among subsidiaries. We have a marketing plan that will encourage the businesses to focus on value-added products (i.e., extrusions modified by drilling, cutting, machining, and welding). We plan to win our competitors' customers by emphasizing our short lead time, delivery capabilities, and reputation for high quality production. Currently, our sales are predominantly to customers in the United Kingdom, with less than 5% of our sales being sold overseas, in the year ended December 31, 2005 the exports were:

Spain - $990,000

Ireland - $259,00

Holland - $58,000

Denmark - $30,000

Germany - $15,000

Belgium - $14,000

Slovakia - $11,000

France - $3,000

We believe that most important elements of customer service in the extrusion industry are responsiveness to customer orders, predictable lead times, short delivery cycles and on-time delivery. We must provide high quality products with rapid turnaround time for production to compete effectively in our marketplace. We seek to provide our customers with predictable lead times and short product delivery cycles so that our customers can optimize their inventory management.

Pricing in the aluminum extrusion industry is typically based upon markups over the base aluminum prices, with the amount of the markups determined primarily by the type of extrusion. For example, markups are generally higher for products that are relatively more difficult or time consuming to extrude, such as hollow shapes or thin-wall items. In general, we also capture higher premiums on products that we produce and deliver on a faster schedule than our competitors.

We deliver the majority of products ourselves, instead of outsourcing delivery to a common carrier enabling us to deliver our products in a more timely manner with less damage. While we lease the vehicles that we use for delivery, we manage delivery schedules and timing and packing processes through our own staff. Each of the leased vehicles carries our logo when used for our deliveries. We sometimes use contract carriers and common carriers for certain long hauls and partial loads where no back haul is available, thereby reducing the number of leased tractors and vehicles necessary, and reducing operating costs without materially affecting delivery capabilities.

Adal Climatix has several concepts underway, and in varying stages, ranging from establishment of trademarks to prototype testing and contracts including low surface temperature products, innovative space and cost saving domestic heating products and radiant heat products for use in the building and refurbishment of hospitals. For instance, Climatix is developing a technology to custom fit copper tubing into the aluminum heating system to permit an easy connection to both residential and commercial heating systems.

Raw Materials

Adal Seco's major raw materials are aluminum billets, which we purchase in the open market. Adal Engineering's and Adal Extra's major raw material is aluminum extrusions, which are predominantly produced by Adal Seco. Our Architectural Division buys sheet aluminum, as its primary raw materials, from external suppliers.

The steep increase in the cost of raw material on the London Metal Exchange in the second half of 2005 and the first quarter of 2006 resulted in little opportunity or desire for forward buying. Although some forward contracts have been entered into, it is likely that extruders will only enter short term contracts in 2006. We re-negotiate the purchase orders annually, and billets are priced at a set rate at the time of renegotiation. We do not use a formal hedging strategy, but rather rely upon our forward purchasing, up to 18 months ahead of time, to limit our exposure to extreme price fluctuations.

Additionally, management has partially offset the negative impact of aluminum price volatility by increasing selling prices and will attempt to continue to do so in the future.

Principal Suppliers

We purchase our raw materials from the world's principal smelters such as Alcoa, Dubai Aluminum, Hydro Aluminum and Rio Tinto Aluminum. There is an excellent supply of aluminum globally, and the raw materials for smelting are abundant in the earth's crust. As a global commodity, aluminum is widely available, and no single supplier or group of suppliers has been able to dictate pricing.

Licensing Agreement

In February 2005, we signed an interim global licensing agreement with Stonescreen, a designer, manufacturer, and installer of stone building facades. Pursuant to that agreement, we were granted a 12 month exclusive, non-transferable license to reproduce drawings, and manufacture and install materials pertaining to the Stonescreen stone cladding and curtain wall system, which is constructed using extruded aluminum sections. Under the terms of the license, the licensee, Adal Structures, shall pay a royalty of either 4% of sales in cash or 5% of sales, if settled, in shares of our common stock to Gary O'Connor, owner of the Stonescreen system. Before the end of 2005, we expected to enter into a second license agreement with Mr. O'Connor for our continued use of the exclusive license to the Stonescreen system. During the fourth quarter of 2005, management discussed a draft contract with Mr. O'Connor which would have had the same royalty terms as the existing license, including payment of cash and shares of our common stock as consideration to the licensee and would have had a term directly related to Mr. O'Connor's position as managing director of Adal Structures and Adal Guilform. However, in February 2006, Mr. O'Connor decided not to renew the contract with Stonescreen and Mr. O'Connor left our company.

Competition

The UK extrusion market is dominated by three major extruders, Alcoa, Hydro, and SAPA, which collectively account for 75% of the market. Adal Seco is the fifth largest supplier. UK extruders provided the market with nearly 130,000 tons of aluminum in 2005. Adal Seco, produced approximately 5,600 tons of product, or 4.3%, of the total estimated UK market production. UK domestic production was down approximately 13.33% and with consumption flat year on year this represents a significant increase in imports. Adal Seco rarely competes with the three market leaders or overseas extruders, which generally focus on high-volume, low-priced extrusions. Adal Seco does win work to top up supply to customers who import to help them to manage long lead times. Adal Seco differentiates itself by providing very flexible, high quality, short order lead time services. Adal Seco's presses are more suited for short-run production than the competitors' presses as operators can more easily change and replace the die on each of Adal Seco's presses to maximize output. Adal Seco's customers expect rapid and high volume production, which is mostly unmatched by its competitors who have slower production processes. We believe that ample opportunities exist for us to increase our sales and reach maximum capacity in the next few years. Although price is a competitive factor, we believe a greater emphasis is placed on service and quality and Adal Seco is well placed to explore further opportunities within its niche.

Adal Engineering has focused its core business on automotive tube connector parts. This market place is largely untapped as the barriers to entry are very high. The barriers to entry in the automotive market are cost and time, quality approval by manufacturers, and the time period required to achieve that approval (up to two years). Adal Engineering has achieved the quality standards ISO 9001:2000 and TS16949:2002. Adal Engineering has also had to demonstrate that it is working towards zero defects within the production process. Milling machines and turning machines are relatively expensive and require skilled operators to supervise production. Adal Engineering has overcome this barrier to entry as it already owns and operates these machines.

Component qualification requirements coupled with the life cycles of a vehicle model (six plus years) assure to some degree that a long-term customer relationship will be maintained. We expect that the use of Adal Engineering's parts in cars (in a wide range of noted brands) will continue to the move toward standardization of automobile air conditioner processes and thereby increase market demand for such parts. Adal Engineering hopes to increase the number of customers that rely upon its components. Even though competition in this market sector is limited, customers demand prices that keep our margins on these products low. We intend to maintain our quality and delivery standards for our main automotive customers while diversifying Adal Engineering's product mix.

Governmental Regulation

We currently comply with the environmental manufacturing requirements with respect to waste. There are no material costs associated with environmental compliance. Environmental regulations have very little impact on our business operations. We expect that the government is likely to increase its support for the aluminum industry in the UK and will promote the environmentally responsible nature of the product, emphasizing the excellent recycling achievements over recent years.

Other than regulations associated with our disposal of waste, there are no government regulations that specifically affect the aluminum extrusion business nor do we have to obtain any government approval for the production and distribution of our products.

Employees

As of December 31, 2005, we employed 262 employees, including, 152 full-time employees at Adal Seco and Adal Climatix (132 manufacturing staff and 20 office and management staff), 66 employees at Adal Engineering (56 production staff, including 20 temporary staff members and 10 office and management employees), 39 employees at Adal Guilform and 5 employees at our headquarters.

Research and Development

At Adal Engineering, we invested in machine automation and new product development. Our research and development costs for the machine automation were $100,000. For the development of Ticalium, we primarily relied on grants from the European Union, which we also shared among our strategic partners.

Our current research and development efforts are focused on bringing Ticalium to market. We have now cast billet slabs in a commercial casting house and have had several customers testing the product with our in-house metallurgist, Dr. Cem Selcuk, hired in June 2005.

Risk Factors

      THE FOLLOWING MATTERS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

Risks Related to Profitability and Survival

Our 2005 financial statements include a going concern qualification, meaning that our ability to continue in business is in question. Our independent auditors have added an explanatory paragraph to their audit opinion on our financial statements for the year ended December 31, 2005 citing Note 1 of the Notes to Consolidated Financial Statements, which, states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional financing will determine our ability to continue as a going concern.

The Company's financial position deteriorated further during 2005 and the first half of 2006. Operating conditions in 2005 were exceptionally difficult with rapidly rising raw material prices, major mechanical breakdowns and a declining demand in the marketplace. All operating companies posted losses in the 2005 financial year, as they did in 2004. The company's SG&A costs continue to be a burden on the Company. The Company received funding through the Laurus Fund in 2005, in the form of a convertible note in the amount of $2,000,000, to support cash flow requirements and to cover operating losses. In May 2006 the Company was unable to meet interest and principal repayments under a revised repayment schedule and is currently working with the Laurus Fund to restructure the terms of the note. Although we have no formal notice from Laurus advising us that we are in default, Laurus management are working with us to restructure the terms of the note, although there can be no assurance that we will be able to do so. As a result of the continued losses creditor pressure has increased. We have been formally advised by a former supplier that they intend to take legal action to recover their debt, which could lead to a bankruptcy proceeding. We will try to negotiate with this creditor and hope to reach agreement with respect to repayment over an extended timeframe. In addition, several of our current raw material vendors are refusing to grant us additional credit and are requiring payment for material in advance, plus repayment of a portion of the unpaid balances owed. We are working with an Investment Bank and private investors to provide additional capital, which could involve significant dilution to current shareholders or the possible sale of assets. While we do not have any formal agreements, we have signed non-disclosure agreements with four parties with respect to possible sale of one or more of our operating companies. The Company's key intellectual property, in particular Ticalium, is showing promise but is at present a cost center and is not generating any revenue. We expect to restructure the group in 2006 and expect the group to report losses for the full year of 2006.

      We have a history of losses and we anticipate future losses. We make no assurances that we will be able to achieve profitability. Our ability to operate profitably depends on increasing our sales, expanding our markets and achieving sufficient gross profit margins is a very difficult challenge given the volatility of the commodity market, particularly from July 2005 to May 2006.. We can not assure you that we will achieve profitable operations in the future.

      We do not generate enough cash to sustain our operations. Although our revenue is sufficient for operations during our busy seasons, we do not generate enough cash to sustain the business during December through March and rely on non-bank financing for cash for that period. However, such financing may not be available when we need it or, if available, it may not be on favorable terms. There can be no assurance that our current cash will be sufficient to sustain our business in the future.

      We may be deprived of cash, if we default on our accounts receivable revolving facility. We finance our business through an accounts receivable revolver facility, pursuant to which all our accounts receivable are deposited into a "lockbox" account controlled by our lender. The lender transfers the receipts from the account into our checking account daily, but the lender is entitled to not transfer the funds if we are in default of the loan facility. In periods in which there is a dispute regarding our compliance with the loan agreement, or in other circumstances, the lender could block transfer of accounts receivable receipts into our checking account, leaving us with no cash. In such a case, the failure of our business would become highly likely.

      All of our assets are subject to security interests. We have granted to Laurus Master Fund, Ltd. a security interest in all our assets not otherwise subject to liens. As a result, we may be unable to procure debt financing on the most favorable terms, and, upon a default in our obligations to Laurus, Laurus might be able to seize some or all of our assets subject to its lien, which could disrupt our operations.

      Additional financing could result in dilution to our existing stockholders or restrictions on our financial discretion. We must raise additional funds through public or private financings. To the extent that we raise additional capital by issuing equity securities, the issuance of these securities could dilute our existing stockholders. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on our use of assets, as well as, prohibitions on our ability to create liens, pay dividends, redeem our common stock, or make investments.

      We have a limited operating history and are subject to the risks of a new enterprise any one of which could limit growth and product and market development. Our underlying operating subsidiaries had been operating independently for between 30 and 40 years, but, our short operating history may be insufficient for you to evaluate our prospects. As we expand our business, we may increase our borrowings and, as a result, we may increase our interest expenses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

      o implement our business model and strategy and adapt and modify them as needed;

      o increase awareness of our brands, protect our reputation, maintain and expand our relationship with customers, and develop customer loyalty;

      o manage our expanding operations and service offerings, including the integration of any future acquisitions;

      o     maintain adequate control of our expenses;

      o anticipate and adapt to changing conditions in markets in which we operate as well as the impact of technological developments and other significant competitive and market dynamics;

      o     implement and improve our operational and financial systems; and

      o     manage and train our growing employee base.

If we are not successful in addressing any or all of these risks, our business may be unable to properly grow and expand, we may be unable to retain existing customers and acquire new customers, and we may therefore fail to realize anticipated revenue growth and suffer significant operating losses.

Risks Related to our Business and Strategy

      Our gross profits will suffer, if we are unable to offset rising raw material prices with higher product sales prices. Rising costs of raw materials are adversely impacting our margins. Our principal raw material is aluminum billets, which are generally available from a variety of suppliers. The price of billets is controlled through London Metals Exchange. Increases or decreases in the LME price can have a substantial adverse effect on our revenues and earnings insofar as we are unable to adjust our product selling prices as readily. Recently, commodity prices for aluminum have risen faster than our short-term ability to recoup increases in these costs from our customers, and such circumstances might occur again, impairing our gross profit and net income. We try to mitigate this risk through our purchasing policies and committing a portion of our forward requirements ahead of time. This strategy could introduce further risk, however, if the price of aluminum decreases. Price fluctuations are affected by numerous factors beyond our control, including:

      o     the overall demand for, and worldwide supply of, primary aluminum;

      o     the availability and price of competing commodities;

      o     energy costs;

      o     international economic trends;

      o     currency exchange rate fluctuations;

      o     expectations of inflation;

      o     actions of commodity market participants; and

      o consumption and demand patterns and political events in major producing countries.

      We will lose sales if we cannot continue to differentiate our products and services from our competitors. We operate in a marketplace that is becoming more global, and the threat of lower cost imports of extruded aluminum products is increasing. If we are not able to differentiate ourselves in ways other than by reducing prices, such as through technical expertise, short delivery lead time, and high quality, we may lose sales.

      We may be unable to obtain the additional capital required to grow our business. We may have to curtail our business if we cannot find adequate funding. Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets that require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies such as:

      o     shortfalls in anticipated revenues or increases in expenses;

      o     the development of new products; or

      o the expansion of our operations, including the recruitment of additional personnel.

We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing.

      Fluctuating demand for our products may prevent us from maintaining sufficient sales. Fluctuating customer demand for our products may result from a variety of factors, including an overall decline in the profitability of our customers' businesses, seasonal and weather changes, and increased competition from imports. If customer demand for our products declines or is inconsistent, our revenues could be adversely affected.

      We manufacture most of our products on two machines, either of which, if idle for an extended period, would substantially impair our business. Adal Seco uses two main presses to produce the extrusions. If either of these presses break-down, Adal Seco will be unable to meet its delivery commitments on time. Because just-in-time delivery is a crucial basis upon which we operate, we will likely lose customers for whom very short lead time deliveries is important. If we make additional use of one press when the other is down, we risk damaging the one in use.

      Power  failures  could  seriously  impair  our  business.  The  heating of aluminum billets as part of the extrusion process requires a large and continuous supply of electricity. The ovens that we use to age the aluminum are powered by electricity. Interruptions of electricity supply can result in lengthy production shutdowns, increased costs associated with restarting production, and waste of production in progress. In extreme cases, interruptions of electricity supply can also damage or destroy our equipment and facilities. We encountered shortages of electric power in 2004 and were able to employ a generator to help offset our potential losses. We may be unable to offset such potential losses in the future if we encounter future shortages of electricity.

      An  inability  to respond  quickly and  effectively  to new  technological developments could reduce demand for our products and adversely impact our competitive position. Our customers rely upon our ability to deliver a high volume of extrusions rapidly, and we require the most efficient machinery and processes to meet this demand. Many of our machines require constant supervisions by our employees. However, we continuously seek to automate the processes to eliminate the need for supervision and the risk of human error. Our failure to maintain our current quality and reputation through lack of investment in new products, new machinery, and new processes or failure to respond to other technological changes could adversely affect our ability to retain existing customers and secure new customers.

      Our business is seasonal, so our revenues vary from quarter to quarter. Our core business experiences significantly reduced sales between each December and through the following March. Although, historically, the slow-down reflected seasonal demand for our principal products, more recently, our customers have lengthened their year-end holiday vacations, further reducing our sales during this time of year. To mitigate this seasonality, we intend to further diversify our product lines, but we can give no assurance that we will be successful.

      We rely on third parties for technology and backup systems and cannot assure the security and integrity of our data and information systems to the extent we might if we had our own equipment. While we currently manage our technology at various sites and at our headquarters, we are planning to add additional technology and systems to support our business. Some of our website hosting and backup systems are to be managed by third parties offsite on outside servers. We may not be able to control access and security to these servers as we would if they were onsite. While we make every effort to maximize the security and integrity of our data, we cannot guarantee that third parties will do the same, regardless of their contractual obligation to do so.

      Our business involves exchange-rate risk. Our operations are currently based in the United Kingdom. Our sales are paid predominately in pounds sterling (over 95%), but aluminum billets trade on the London Metal Exchange (LME), in U.S. dollars. Our U.S. Dollar expenses currently represent 35% to 40% of our total expenses. The industry does pass aluminum billet and exchange rate increases onto its customers, but, with a very competitive market, we often have to bear the additional costs longer than we would like.

      Our  executive  management  has no  previous  experience  in the  aluminum industry. Although our executive management has experience in business consulting, acquisitions, and public accounting, none has had any experience operating an aluminum extrusion business or any recent experience managing a manufacturing business. Adal's businesses might not operate optimally, if managing an aluminum extruding business at the executive level requires significant experience in addition to that of our executive management.

      We plan to grow, in part, by acquisition, a risky strategy. Our growth strategy, in part, is to acquire businesses and assets in the United Kingdom, the United States, and elsewhere that have services, products, technologies, industry specializations or geographic coverage that extend or complement our existing business. We believe that such acquisitions could support our position as a leading extrusion producer by combining our current products and expertise with more advanced aluminum production. However, we may not achieve the anticipated benefits of future acquisitions. We may be unable to successfully identify or acquire such companies on favorable terms. Even if we are able to identify an acquisition candidate, the resources expended may be significant. Any future acquisitions will be subject to a number of challenges, including:

      o the diversion of management time and resources and the potential disruption of our ongoing business;

      o difficulties in maintaining uniform standards, controls, procedures and policies; and

      o     potential unknown liabilities associated with acquired businesses.

Risks Specific to our Securities

      Because our stock is listed on the OTC Bulletin Board, our stock price may be volatile. There has only been a limited public market for our securities, and there can be no assurance that an active trading market will be maintained. The OTC Bulletin Board is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ and the national securities exchanges. The trading price of our common stock is expected to fluctuate significantly, and, as is the case for OTC Bulletin Board securities generally, is not published in newspapers.

      Limitations of the OTC Bulletin Board can hinder completion of trades. Trades and quotations on the OTC Bulletin Board involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered. Consequently, one may be unable to trade in our common stock at optimum prices.

      Penny stock regulations may restrict the market for our common stock. The Securities and Exchange Commission has adopted regulations that generally define a "penny stock" to be any equity security having a market price (as defined)
less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, broker-dealers selling our common stock are subject to additional sales practices when they sell such securities to persons other than established clients and "accredited investors." For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser's written consent to the transaction, and deliver a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the
registered   representative   taking  the  order;  current  quotations  for  the
securities; and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict trading in our common stock.

      Securities listed on the OTC Bulletin Board are vulnerable to market fraud, and, since our common stock is listed on the OTC Bulletin Board, it is vulnerable to such market fraud. Securities listed on the OTC Bulletin Board are frequent targets of fraud or market manipulation, both because of their low prices and the OTC Bulletin Board reporting requirements which are less stringent than those of national securities exchanges or NASDAQ. Such patterns of fraud and abuse may include:

      o     control  of  the  market   for  the   security   by  one  or  a  few
            broker-dealers that are often related to the promoter or issuer;

      o manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases;

      o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

      o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

      o dumping of securities after prices have been manipulated to a high level, resulting in investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market and aware of the possibility of such fraud and abuse affecting our common stock.

      Increased dealer compensation could adversely affect our stock price. On the OTC Bulletin Board, dealers' spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for purchasers of sellers of our securities.

Potential Impact on our Business from Risks Related to our Securities

      The risks outlined above could result in our operations being curtailed if we are unable to react quickly enough to mitigate the impact of the particular risk. Management believes the risks could cause us operational difficulties but may not result in total business failure.

Item 2.     Description of Property.

We operate from the following facilities:

      o We own a 160,000 square foot facility in Witham, Essex UK. Adal Seco utilizes 49,000 square feet for production and warehouse space. Adal Engineering utilizes approximately 20,000 square feet located on the site of the Adal Seco plant in Witham. Approximately 13,000 square feet is ground level production floor space, 3,000 square feet of storage & production mezzanine floor and approximately 4,000 square feet of office space. The current amount outstanding on our mortgage for this site is $4,264,000, payable at a rate of 6.435%. The site was valued at $5,897,000 as of December 31, 2005.

      o We own a 25,000 square foot facility in St. Albans, Hertfordshire, UK. Adal Guilform uses this space for manufacturing facilities and office space. The current amount outstanding on our mortgage for this site is $1,667,000, payable at a rate of 6.435%. The site was valued at $2,223,000 as of December 31, 2005.

Item 3.     Legal Proceedings.

      We are not subject to any legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

      Our common stock is listed on the OTC Bulletin Board under the symbol "ADGR". The following table sets forth the range of high and low bid prices reported by the OTC Bulletin Board in each quarter from January 1, 2004 through to December 31, 2005, and the subsequent interim period. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Information for dates before October 28, 2004, relate to the price of our common stock prior to the Share Exchange.

      --------------------------------------------------------------------
                                                       High        Low
      --------------------------------------------------------------------
      Fiscal 2004
      --------------------------------------------------------------------
      Quarter Ended March 31, 2004                     $0.75       $0.36
      --------------------------------------------------------------------
      Quarter Ended June 30, 2004                      $0.46       $0.21
      --------------------------------------------------------------------
      Quarter Ended September 30, 2004                 $0.46       $0.14
      --------------------------------------------------------------------
      October 1, 2004 - October 27, 2004               $0.14       $0.14
      --------------------------------------------------------------------
      October 28, 2004 -  December 31, 2004            $0.71       $0.14
      --------------------------------------------------------------------
      Fiscal 2005
      --------------------------------------------------------------------
      Quarter Ended March 31, 2005                     $0.73       $0.71
      --------------------------------------------------------------------
      Quarter Ended June 30, 2005                      $0.85       $0.57
      --------------------------------------------------------------------
      Quarter Ended September 30, 2005                 $0.75       $0.64
      --------------------------------------------------------------------
      Quarter Ended December 31, 2005                  $0.79       $0.20
      --------------------------------------------------------------------
      Fiscal 2006
      --------------------------------------------------------------------
      Quarter Ended March 31, 2006                     $0.40       $0.23
      --------------------------------------------------------------------

      As of March 31, 2006, there were approximately 490 record holders of the common stock. This number does not reflect shareholders who beneficially own common stock held in nominee or "street name". On October 13, 2005, we paid a 6-for-1 stock dividend in the form of a reverse stock split to the holders of record as of October 6, 2005.

      Recent Sales of Unregistered Securities

      On February 11, 2005, the Company issued 35,000 shares of common stock to each of Brian Alleman and John Sanderson, each a director of the Company. The issuance to these directors was made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. No commission was paid in connection with the issuance.

      On February 14, 2005, the Company issued 7 shares of common stock to Doug Marlette as consideration to the resolution of an ongoing dispute with the Company and Mr. Marlette. The issuance to this employee was made in reliance on an exemption from registration under Section 4(2) of the Securities Act. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. No commission was paid in connection with the issuance.

      On April 1, 2005, the Company issued 3,500 shares of common stock to each of Brian Alleman, John Sanderson and Keith Broome, each a director of the Company. The issuance to these employees was made in reliance on an exemption from registration under Section 4(2) of the Securities Act. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. No broker commissions were paid on this issuance.

      On April 8, 2005, the Company issued 875,000 shares of common stock to Keating Reverse Merger Fund, LLC (the "KRM Fund") and Garish Financial Inc. in consideration for the KRM Fund's agreement to terminate the anti-dilution provisions of the Exchange Agreement, dated September 22, 2004, by and among the Company, KRM Fund and each signatory thereto. The issuance of these shares of common stock was made in reliance on an exemption from registration under
Section 4(2) of the Securities Act. As such, the shares of common stock issued to the KRM Fund will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption there from. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

      On April 22, 2005, the Company issued 12,656 shares of common stock to Paul Michael Geary and 5,068 shares of common stock to Steve Pearce as employee bonuses. These issuances were made in reliance on the exemption from the registration under Section 4(2) of the Securities Act. No broker commissions were paid on these issuances.

      On April 22, 2005, the Company issued 35,000 shares of common stock to Your Money Television LLC ("Your Money") in consideration for Your Money's services for raising investor awareness and attracting new investors. The Company believes that the issuance and sale of the restricted shares is exempt from registration pursuant to Section 4(2) of the Act as a privately negotiated, isolated, non-recurring transaction not involving any public solicitation. The recipient represented its intention to acquire the restricted shares of common stock for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

      On May 3, 2005, the Company issued 140,000 shares of common stock to UTEK Corporation ("UTEK"), the Company's investment banker and a strategic partner of the company in consideration for UTEK's services rendered to the Company. The Company believes that the issuance and sale of the restricted shares is exempt from registration pursuant to Section 4(2) of the Act as a privately negotiated, isolated, non-recurring transaction not involving any public solicitation. The recipients represented its intention to acquire the restricted shares of common stock for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

      On June 1, 2005, the Company issued 700,000 shares of common stock, as compensation, to the Chief Financial Officer, Stephen Goodacre. The issuance to Mr. Goodacre was made in reliance on an exemption from registration under
Section 4(2) of the Securities Act. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. No broker commissions were paid on this issuance.

      On March 15, 2006 the Company issued 44,500 shares of common stock to Paul Michael Geary as an employee bonus. This issuance was made in reliance on the exemption from the registration under Section 4(2) of the Securities Act. No broker commissions were paid on these issuances.

      Pending Issuances of Unregistered Securities

      On May 4, 2006 each independent director, including Brian Alleman, Keith Broome and John Sanderson received 20,000 shares of our common stock pursuant to each such director's quarterly share issuances payable on October 1, 2005 and January 1, 2005, collectively. These shares are issuable to each such independent director in reliance on an exemption from registration under Section 4(2) of the Securities Act. Appropriate restrictive legends will be affixed to each stock certificate issued in such transactions. No broker commissions will be or have been paid on these issuances. Mr Sanderson also received a further 33,333 shares on May 4, 2006 that the company issued after Mr Sanderson resigned.

      We will also issue 177,525 shares of our common stock to our investor relations firm and 19,725 shares of common stock to a certain employee of such firm, as part of our agreement with our investor relations firm. These shares are issuable in reliance on an exemption from registration under Section 4(2) of the Securities Act. Appropriate restrictive legends will be affixed to each stock certificate issued in such transactions. No broker commissions will be or have been paid on these issuances.

      We have entered into an agreement with a US firm of Investor Bankers. As part of the deal shares will be issued as follows:

      (1) 142,857 shares (which represents $40,000 divided by $1.18 per share) restricted redeemable common stock. The redeemable common stock shall be redeemable by the Investor Bankers for $70,000 and shall be redeemed at the closing of the first financing by the Company proceeding the signing of this agreement;

      (2) 142,857 (which represents $40,000 divided by $1.18 per share) shares of restricted common stock with piggy-back registration rights

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

OVERVIEW

The Company's financial position deteriorated further during 2005 and the first half of 2006. Operating conditions in 2005 were exceptionally difficult with rapidly rising raw material prices, major mechanical breakdowns and a declining demand in the marketplace. All operating companies posted losses in the 2005 financial year, as they did in 2004. The company's SG&A costs continue to be a burden on the Company. The Company received funding through the Laurus Fund in 2005, in the form of a convertible note in the amount of $2,000,000, to support cash flow requirements and to cover operating losses. In May 2006 the Company was unable to meet interest and principal repayments under a revised repayment schedule and is currently working with the Laurus Fund to restructure the terms of the note. Although we have no formal notice from Laurus advising us that we are in default, Laurus management are working with us to restructure the terms of the note, although there can be no assurance that we will be able to do so. As a result of the continued losses creditor pressure has increased. We have been formally advised by a former supplier that they intend to take legal action to recover their debt, which could lead to a bankruptcy proceeding. We will try to negotiate with this creditor and hope to reach agreement with respect to repayment over an extended timeframe. In addition, several of our current raw material vendors are refusing to grant us additional credit and are requiring payment for material in advance, plus repayment of a portion of the unpaid balances owed. We are working with an Investment Bank and private investors to provide additional capital, which could involve significant dilution to current shareholders or the possible sale of assets. While we do not have any formal agreements, we have signed non-disclosure agreements with four parties with respect to possible sale of one or more of our operating companies. The Company's key intellectual property, in particular Ticalium, is showing promise but is at present a cost center and is not generating any revenue. We expect to restructure the group in 2006 and expect the group to report losses for the full year of 2006.

We manufacture diverse extruded aluminum products, providing value-added services for the architectural, construction, automotive, medical, defense, transportation, and HVAC industries. Our principal subsidiaries are Adal Seco, Adal Engineering, and Adal Guilform. Our worldwide headquarters is located in New York City, and our manufacturing facilities for Adal Seco, Adal Engineering, and Adal Guilform are all currently located in the United Kingdom, in Witham, Essex and St. Albans, Hertfordshire.

We are primarily engaged in providing manufacturing, fabricating, precision machining, and product design services. We believe Adal Seco to be the fifth largest extruder in the United Kingdom, with approximately 4% market share, based on industry data published by the Aluminum Federation. Adal Seco differentiates itself from the other large United Kingdom extruders and lower cost importers by offering customers low volume production orders and fast turnaround services. Adal Seco typically produces and ships customer orders in less than 30 days.

The United Kingdom aluminum extrusion industry has seen the impact of lower cost imports from China and India. Based on information published by the United Kingdom Aluminum Federation, there has been a 13% overall decrease in the tons of aluminum extruded in the United Kingdom in 2006. Adal Seco has experienced approximately only a one percent decline in demand for extrusions compared to our competitors who have experienced more significant declines. We believe that our strategy of providing customers with the option to place lower volume orders, with shorter lead times, has protected our sales in 2005. We also acknowledge that we were unable to apply raw material cost increases to our customers as timely as we would have liked. We believe that this rise in raw material costs equally impacted our competitors.

We believe our diversification into precision machining and architectural products positions us well for future growth. We sell to customers in several industries, thereby mitigating our risks to a particular industry. In the future, we plan to enhance our margins by investing in plant and machinery to improve quality, efficiency, and service levels. Seeking to expand our precision engineering business, we hired another salesperson to explore opportunities in the medical and construction industries. In addition, we have trained our Adal Seco sales force to sell Adal Engineering's capabilities and have won some new business through this route.

In the first quarter of 2005, we diversified into the architectural market when we acquired Guilform Holdings Limited, and its wholly-owned subsidiary, Adal Guilform, previously known as Guilform Limited. This acquisition was the first step in building our Architectural Division. In the third quarter of 2005, we expanded the Architectural Division by acquiring a start-up company, Adal Structures. Adal Structures served as a construction contractor providing complete building facades. In the fourth quarter of 2005, we concentrated on further building the Architectural Division and improving its productivity and efficiency. We have decided to focus on the fabrication and design in the division and not to provide the complete service.

We will focus on organic growth in the United Kingdom from our existing businesses and possible future acquisitions of United Kingdom or United States based businesses that complement or enhance our current businesses. We also hope to receive future revenue growth from new and innovative products such as TicaliumTM, a new composite material developed by Adal Seco and strategic partners. Ticalium combines aluminum with titanium and carbon to produce a super-hard extrusion that is designed to increase the strength, hardness, and wear resistance of aluminum. Ticalium has been identified as having potential uses in many different areas such as the automotive industry for brake discs, drums and callipers, train wheels, tire studs, and snowmobiles. In 2005, we filed a patent for the sole rights to use Ticalium to which we were entitled as the lead developer.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-KSB. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Critical accounting policies and estimates include but are not limited by the following:

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

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections--a Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS
154). SFAS 154 requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3, but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS 154 will be effective beginning in 2006 and will affect any accounting changes that we elect to make thereafter.

In March 2005, the FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations and interpretation of FASB Statement No. 143" (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The cumulative effect of initially applying FIN 47 would be recognized as a change in accounting principle. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 is not expected to have a material impact on our financial condition or results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements, and (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance on EITF 05-6 will be applied prospectively and is effective for periods after June 29, 2005. EITF 05-6 is not expected to have a material impact on our consolidated financial statements.

In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment to FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The FASB 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on our consolidated financial statements.

In March 2006,  FASB issued FASB 156,  Accounting  for  Servicing  of  Financial
Assets--an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on our consolidated financial statements.

For further information concerning accounting policies, refer to Note 4 of consolidated financial statements.

Results of Operations

When evaluating the financial and operating results, management views Adal Seco and Adal Engineering as a single business segment. These businesses are principally involved in extruding aluminum and providing additional finishing to such extrusions. The Architectural businesses, Adal Guilform and Structures are also aluminum based businesses but most of their raw material is aluminum sheet as opposed to extrusions.

When reviewing the results of the operations compared to the prior year, it is important to consider the evolution of the Company. The year ended December 31, 2004 include a full year for Adal Seco, eleven months for Adal Engineering (acquired January 30, 2004), and do not include the results of Adal Guilform (acquired on February 7, 2005) and only reflects the start up of our corporate office and the very beginnings of our corporate infrastructure, and does not include the costs associated with being a US public company which occurred on October 28, 2004. 2005 includes a full year for Adal Seco, Adal Engineering, our corporate office and costs associated with being a public company and includes eleven months of Adal Guilform and six months of Adal Structures.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues. For the year ended December 31, 2005, our consolidated revenues were $33,519,000 compared to $29,228,000 for the comparable 2004 period, an increase of $4,291,000 or (17%). The increase is due to revenues from Adal Guilform of $3,162,000, revenues from Adal Structures of $372,000, incremental increase in revenues from Adal Engineering of $449,000 (mainly due to the additional month of operation as a consolidated business in 2005 compared to 2004), and revenues from Adal Seco of $537,000, which were mainly due to a slight increase in the average selling price and a decrease of $228,000 from unfavorable exchange rates.

Based on published industry data from the Aluminium Federation, we believe that the aluminum extrusion production in the United Kingdom has suffered a downturn of 10% in the year, thus Adal Seco appears to be achieving revenue growth in excess of its market in general by concentrating sales to more specialized markets.

Cost of Goods Sold. Cost of goods sold as a percentage of sales was 98% ($32,831,000) for the year ended December 31, 2005 and 95% ($27,897,000) for the same period in 2004.

The increase in the cost of goods sold in the amount of $217,000 was due to exchange rate differences. The remaining increase in the amount of $4,934,000 is largely due to the increased raw material costs.. In line with our competition, we have started increasing the selling price of the products towards the end of 2005. Our cost reduction plans and price increases are beginning to have an impact, but the price of aluminum has continued to rise through 2006.

Adal Seco's cost of goods sold was 97% ($24,397,000) for the year ended December 31, 2005 compared to 96% ($23,653,000) for the year ended December 31, 2004. Raw material costs were 58% of sales for the year ended December 31, 2005 and 52% for the year ended December 31, 2004. Adal Seco's increased cost of sales is due to not passing on the raw material price increases to its customers until the end of the year and two exceptional mechanical breakdowns including (a) a delay in the installation of a new roll out table which caused two weeks downtime on one press and (b) two weeks of downtime due to the failure of a pump which the replacement had to come from the United States. This resulted in the significant payroll expenses in overtime to make up the lost production time.

Adal Engineering's cost of goods sold was 91% ($4,641,000) of sales for the year ended December 31, 2005 compared to 87% ($4,046,000) for the year ended December 31, 2004. In the last quarter of 2005 and the first quarter of 2006, management has been increasing prices to customers.

Adal Guilform's cost of goods sold was 112% ($3,550,000) for the year ended December 31, 2005. The high cost of goods sold is due to the start of Adal Structures and Guilform positioning itself within the market place.

Adal Structures cost of goods sold was 106% ($394,000) for the year ended December 31, 2005. The costs of goods sold were high at Adal Structures and was one factor in management's decision not to offer a full construction service.

Selling, General & Administrative Expenses. For the year ended December 31, 2005, selling, general and administrative costs were $4,690,000 compared to $2,783,000 for the year ended December 31, 2004. The increase in SG&A is a result of an increase in SG&A at Adal Seco by $1,442,000 from $1,312,000 for the year ended December 31, 2004 to $2,755,000 for the year ended December 31, 2005. Additionally, the increase is due to the inclusion of Adal Guilform's SG&A. For the eleven months from the acquisition of Adal Guilform through December 31, 2005, Adal Guilform's SG&A was $121,000 and we did not include this expense in our 2004 operating results. An increase in the SG&A at Adal Engineering of $77,000 due to one extra month in the period and changes in the management of Adal Engineering.

The remaining increase in SG&A is due to the following:

      a. The costs associated with being a US public company, $214,000 ($1,030,000 in the year ended December 31, 2005, compared to $816,000 in the same period of 2004). The additional costs were largely due to issuing non-recurring shares to our Investment Banker, UTEK a strategic partner and Your Money TV. UTEK has the rights to many innovative patents that the Adal Group may wish to use to increase sales. Your Money TV is being used to raise investor awareness of Adal Group Inc. The additional increase was due to higher legal and accounting fees in the period ended December 31, 2005 compared to the same period in 2004;

      b. The expenses associated with running the group corporate office, $313,000 ($1,063,000 for the year ended December 31, 2005 compared to $750,000 in the same period of 2004) and costs associated with the appointment of a chief financial officer. The SG&A expenses, also included shares issued to employees totaling $101,000;

      c. The effect of exchange rates, which reduced SG&A by $39,000.

Interest Expense. Interest expense for the year ended December 31, 2005 was $1,292,000 compared to $651,000 for the year ended December 31, 2004. The increase of $633,000 was due to: (a) increases in short term borrowings of $112,000 at Adal Sec; (b) additional debt of $222,000, associated with the acquisition of Adal Guilform; (c) additional debt of $59,000, associated with the development of the Witham site and the building of new manufacturing facilities on that site; (d) the interest from the additional financing of $231,000 and foreign exchange differences which reduced the interest by $9,000.

Net Loss. For the year ended December 31, 2005, the net loss was $6,059,000 or $0.30 per share, compared to net loss of $2,294,000, or $0.02 per share for the year ended December 31, 2004. The net loss reflects the effects of the revenue and expense items discussed above.

Liquidity and Capital Resources

The group received funding through the Laurus fund in 2005, $2,000,000, to support cash flow requirements and to cover trading losses. In May 2006 the group were unable to meet interest and principal repayments under a revised repayment schedule and are working with the Laurus fund to restructure the loan again. Although we have no formal notice from Laurus advising us that we are in default, Laurus management are working with us to restructure the terms of the note, although there can be no assurance that we will be able to do so. We are working with an Investment Bank and private investors to improve the capital structure of the company and we are considering disposing of operating companies. We have signed non-disclosure agreements with four parties with respect to disposing of operating companies; we have no formal letter of intent or sale agreements as yet.

Our total assets at December 31, 2005 were $19,672,000, which was comprised of $8,419,000 of property, plant and equipment, accounts receivable of $7,344,000, inventory of $2,075,000, cash and cash equivalents of $493,000, $779,000 of intangible assets (capitalized customer list from Adal Engineering and Adal Guilform acquisitions), $466,000 of prepaid expenses and $58,000 of deferred tax asset of $37,000.

As of December 31, 2005, our current liabilities were $16,134,000. The Company has long-term debt of $9,740,000 which is made up of a mortgage on the Witham property of $4,259,000, a mortgage on the St. Albans property of $1,683,000, leases raised against plant and machinery of 1,368,000, loans from two directors of $258,000, loans from Laurus Master Fund, Ltd. of $2,118,000. The Company must repay $696,000 of the long term debt within one year and thus this portion is treated as current liabilities.

The other current liabilities are:

      o     $6,708,000 of borrowings secured against the accounts  receivable of
            the  operating   entities  Adal  Seco,  Adal  Engineering  and  Adal
            Guilform.

      o     $6,011,000 accounts payable

      o     $1,461,000 of accrued expenses

      o     $1,468,000 of payroll and sales taxes

Adal Engineering has a deferred income tax liability of $55,000.

The main movements in the cash flow are:

      o An increase in the accounts receivable $1,311,000 which is due partly to increased revenues in the year ended December 31, 2005 compared to the same period in 2004 but mainly due to the acquisition of Adal Guilform where the accounts receivable at the year end were $663,000

      o An increase in the tangible assets $3,031,000 of which $2,709,000 relates to the acquisition of Adal Guilform

      o An increase in short term borrowings of $883,000 of which $665.000 relates to the purchase of Adal Guilform

      o An increase in taxes on income and sales of $1,019 partly due to higher sales values and $258,000 due to the purchase of Adal Guilform.

The accumulated deficit as of December 31, 2005 was $5,507,000. At December 31, 2005, we had a working capital deficit of $5,660,000. The company incurred a net loss for year ending December 31, 2005 of $5,266,000. Management believes that the loss is due to the: (a) exceptional market conditions in the aluminum extrusion industry, rapidly increasing raw material costs and the fall of 10% to 15% in UK domestic extrusion production; (b) costs associated with moving Adal Engineering to a new site; (c) costs associated with integrating a new subsidiary and the marketing and development of that Division; (d) interest costs associated with acquisitions and funding in connection with Laurus Master Fund, Ltd.; and (e) the costs associated with being a US public company.

As of December 31, 2005, the Company consolidated its short term bank debt with a single major UK bank. All short term bank debt is secured by our accounts receivable and finished goods inventory. As of December 31, 2005, we had credit available of approximately $ 486,000 under our revolving bank lines.

The company owns freehold land and buildings, held on asset register at cost, with a market value of $8,164,000. The company has fifteen year mortgages, 75% loan to market value, which is major component of our long term debt and represents $5,942,000 as of December 31, 2005. This loan is secured by a lien on the land and buildings. The Company is in compliance with the covenants on the mortgages.

Our machinery and equipment loans are secured by a lien on the specific machinery and equipment financed.

Deferred consideration from the Guilform Holdings acquisition of $363,000 was due to be paid on February 7, 2006. However, with Keith Broome's consent, we delayed this payment until the company obtains cash from a capital raise. There are no penalties associated with late payment, but interest continues to accrue at 6% pa on the principal of $344,000.

The Company entered loan agreements with Laurus Master Fund, Ltd. in 2005, pursuant to which, on June 29, 2005, Laurus advanced $1,500,000 (the "June Note") and, on November 22, 2005, Laurus advanced $500,000 (the "November Note" and, collectively, the "Notes"). The Notes were for $2,000,000 with funds to be advanced for specific events in the Company's business plan. The June Note was intended to be an equity convertible loan. Due to various complications with the structure of the June Note, we are in the process of restructuring the June Note. Additionally, pursuant to the June Note, the Company granted Laurus an option, exercisable upon completion of the June loan. Laurus exercised this option in June 2005, immediately after funding the loan, and, as a result, currently owns 1,051,610 shares of common stock.

The June Note is secured by a lien on certain of our assets, pursuant to the terms of the Master Security Agreement executed by us. If an event of default occurs under the Master Security Agreement or the June Note, Laurus Master Fund, Ltd. has the right to accelerate payments under the June Note and, in addition to any other remedies available to it, foreclose upon the assets securing the June Note. The documents executed in connection with the issuance of the June Note and such financing contain certain restrictions regarding our operations while the June Note remains outstanding. Such restrictions include our agreement that, except with Laurus' prior written consent (such consent not to be unreasonably withheld), we will not issue certain classes of debt securities or equity securities. In addition, so long as 25% of the June Note remains outstanding, the Securities Purchase Agreement, among other things, prohibits, except with Laurus' prior written consent: (i) our payment of dividends or a redemption of our shares of common stock, (ii) the issuance of preferred stock that is manditorily redeemable prior to June 29, 2009, and (iii) the incurring of additional debt in excess of $3,000,000, or any refinancing or replacements thereof on terms no less favorable than the indebtedness being refinanced or replaced, so long as any lien relating thereto shall only encumber the fixed assets so purchased and no other assets of ours or our subsidiaries. The presence of the Notes and the associated security arrangements raise substantial doubt about the Company's ability to raise further financing.

We have not paid our principal and interest to the Laurus fund in May 2006, our payments were current prior to May 2006,and we have discussed this with them and are working to further restructure our agreement.

Two of our directors, Charles Howe and Nicolas Shrager, each lent $129,000 to the company, in the form of unsecured loans in May 2005. The loans are not repayable until the Company has positive cash flows. The loans are accruing interest at the rate of 6% per annum.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Our Architectural Division is going through a restructure and is not expected to become profitable until the second half of 2006. The Company continues to be burdened by the costs of being a public company.

If the Company does not raise sufficient additional equity capital to provide positive working capital and is unable to return to profitability in the near term, it may be required to curtail future operations and/or liquidate assets or enter into credit arrangements on less favorable terms than.

Capital Expenditures

Adal Seco has implemented improvements to its production facilities in the past year. Through process enhancements and equipment upgrades, Adal Seco expects to increase the volume and quality of its production output and reduce the volume of scrap materials. In particular, in 2005, Adal Seco implemented the following enhancements to its presses:

      o Added a puller to one of the larger presses, reducing the current amount of scrap made during production. We completed installation in January 2005 at a cost of $150,000, which was funded through an asset finance loan.

      o Replaced the existing heating elements on one press. By installing a new state-of-the-art heating element, we reduced the downtime for heating element repair by approximately 80%. We completed installation in January 2005 at a cost of $30,000, which was funded from working capital.

      o Added a complete new handling system for one of the seven inch presses. This new handling system, known as a run table, transports extruded aluminum from the press to the cutting stations. The table has improved the quality of the extrusions and thereby opened new market opportunities. We completed installation in June 2005 at a cost of $350,000, which was funded through an asset finance loan.

Adal Seco is planning the following enhancements to its presses in the near future:

      o Adding another cutting station to the extrusion line to eliminate a bottleneck created by the production of extruded raw product faster than the cutting station can cut metal. The addition of another cutting station will reduce costs related to production delays and labor (overtime). The estimated cost of the new cutting station is approximately $100,000, which we plan to fund through equity capital investment.

      o Adding a puller, new heating elements and a new handling system to the other large press. This requires an investment of some $350,000, which we plan to fund through an equity investment in 2006.

      o Installing post-press materials handling and packing systems. This requires an investment in excess of $550,000 is planned for 2007, and the funding source has not yet been decided.

To support its anticipated expansion into the medical and construction industries, Adal Engineering plans to invest in additional automated equipment and advance technological operations. In this regard, Adal Engineering intends to purchase two fully automated machining centers, upgrade existing machinery to semi- and full-automation and adopt lean process practices that reduce waste.

Adal Structures was a start up company that was set up to improve building quality and increase business opportunities. We have entered an informal agreement with Shucco providing us with preferred finisher status and a credit limit of approximately $300,000. Shucco produces curtain walling, structures that support the glass on the exterior of buildings. Adal Guilform is on the preferred finishers list for Shucco extrusions, meaning that Adal Guilform is identified as an authorized supplier. Adal Structures completed the first construction project in December but has decided not to proceed with providing a full service for the construction industry but to focus on the fabrication of panels for the construction industry. Adal Structures will continue until the retentions are paid on the completed project.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet financing arrangements and has not established any special purpose entities.

Item 7.     Financial Statements.

      The information required by Item 7 appears after the signature page to this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures.

      Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Item 8B.    Other Information.

None.

                                    PART III

Item 9.     Directors,   Executive  Officers,  Promoters  And  Control  Persons,
            Compliance With Section 16(A) Of The Exchange Act.

      Set forth below are the names of our directors, executive officers, and key employees as of December 31, 2005:

Name                     Age         Position                                Date of Appointment
----                     ---         --------                                -------------------
Nicholas A. Shrager      58          Chairman, Chief Executive Officer,      October 28, 2004
                                     President and Director

Stephen B. Goodacre      49          Chief Financial Officer and Director    June 1, 2005

Charles K. Howe          71          Executive Vice President, Secretary     October 28, 2004
                                     and Director

Brian Alleman (1)        48          Director                                January 18, 2005

John Sanderson (2)       60          Director                                January 18, 2005

Keith Broome             57          Director                                February 7, 2005

      (1)   Denotes a member of our Audit Committee.

      (2)   Resigned from the Board of Directors, effective as of March 1, 2006.

      Our directors are elected at our annual meeting to serve for one year, until our next annual meeting or until their successors have been duly elected and have qualified. There are no family relationships between any director or executive officer and any other director or executive officer.

      The following is a brief description of each director's and executive officer's business experience:

      Nicholas A. Shrager is our Chairman, Chief Executive Officer, President and Director. Mr. Shrager was a co-founder and director of Adal Group (UK) Limited, formerly Advanced Aluminium Group Limited, in 2003, serving as Chief Executive Director of the company and each of its subsidiaries since October 28, 2004. He has served as Non-Executive Chairman of Riverside Business Solutions Ltd., a consulting firm, since 1999. From 1994 to 1999, Mr. Shrager was a consultant with Riverside Management Consultants Limited, assisting clients in the areas of corporate strategy, acquisitions, and marketing. From 1991 to 1994, Mr. Shrager was a Director of Old Nick's, a liquor and beer retailers. From 1987 until its sale in 1991, Mr. Shrager served as Chairman of The Shrager Group, a timber business in the United Kingdom. Mr. Shrager received an MBA from Southbank University in London where he specialized in international marketing.

      Stephen B. Goodacre is our Chief Financial Officer and Director. Mr. Goodacre was appointed Chief Financial Officer on October 28, 2004. From April 2002 until May 2005, Mr. Goodacre was employed, as a consultant, by Blackwater Consulting Ltd., a financial recruitment and consultancy business. Mr. Goodacre was employed by Lehman Brothers Inc. from January 1990 to March 2002, where he held various positions including Head of International Management Accounting, Finance & Operations, Director of Lehman's Global Equity Derivatives operation and Head of European Expense Management. Lehman promoted Mr. Goodacre to Vice President in 1994 and Senior Vice President in 2000. Prior to joining Lehman, he spent seven years with Philip Morris, serving last as UK Financial Planning Manager.

      Charles K. Howe is our Executive Vice President, Secretary and Director. Mr. Howe was one of the co-founders of Adal Group (UK) Limited, formerly Advanced Aluminium Group Limited, in 2003. Since 1985 and continuing through and including the present date, he is a director of CH Resources Limited, a business consultancy, through which he holds and has held directorships in a number of private manufacturing companies. From 1971 to 1985, he was a board member and then Chief Executive Officer of Crystalate Holdings plc, a UK public company primarily engaged in the production of plastic molding and the business of acoustic and electronic components, particularly for the telephone industry.

      Brian Alleman is on our Board of Directors. Since August 2002, Mr. Alleman has been a partner with Tatum CFO Partners LLP, a national partnership of 400 career CFO's which provides accounting and financial services to clients through advisory or employment relationships. In this capacity, Mr. Alleman served as Chief Financial Officer of Polar Molecular Holding Corporation, a developer of fuel additives, from August 2003 to August 2004. From 1989 to July 2002, he was employed by TCW Capital, a private equity firm. Through his connection with TCW Capital, Mr. Alleman served from April 1993 to June 2002 as Chief Financial Officer of Centuri Corporation, a leading U.S. manufacturer of model rockets and small gas powered and electric radio controlled airplanes, becoming Chief Operating Officer in August 2000. Mr. Alleman received an B.A. from Seton Hall University in Accounting.

      John Sanderson was on our Board of Directors from January 18, 2005 through March 1, 2006. Mr. Sanderson has been retired as the managing director of Legg Mason Limited, London, which he established in 1995, as the London subsidiary of Legg Mason (NYSE: LM), an investment banking firm based in Baltimore, Maryland. After retirement and until recently, Mr. Sanderson served as a consultant to Legg Mason Limited, London. From 1967 until 1995, Mr. Sanderson worked for Kidder Peabody & Co. (and associated firms) in London, where, in 1988, he was appointed managing director and Head of Equities in London, responsible for the United Kingdom, the Middle East, and Scandinavia. He was also a member of Kidder, Peabody's management counsel and chaired its European management committee. Mr. Sanderson resigned from the Board of Directors on March 1, 2006.

      Keith Broome, from 1977 until February 2005, was managing director of the companies that were part of Guilform Holdings Limited, which were all companies involved in the manufacturing of aluminum products. On January 8, 2002, GFM Realisations Ltd. (f/k/a Guilform Limited), a corporation formed under the laws of England and Wales ("GFM"), went into receivership, a process similar to Chapter 11 in the United States, and subsequently liquidated. Mr. Broome was the managing director of GFM from its incorporation until the appointment of a receiver. GFM was in the business of manufacturing aluminum products. On January 9, 2004, Law Link (Legal Expenses) Ltd., a corporation formed under the laws of England and Wales ("Law Link"), went into receivership. Mr. Broome was a guarantor on a loan received by Law Link from a local bank and, at the request of the bank, acted as a director and secretary of the Law Link.

Audit Committee of the Board of Directors

      The Audit Committee operates under a formal charter in accordance with all applicable laws. The charter was approved and adopted by our board of directors on February 23, 2005 and will be reviewed and reassessed annually by the Audit Committee. The charter sets forth the responsibilities, authority, and specific duties of the Audit Committee. The charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to the Company's independent auditors and our management.

      As of December 31, 2005, the members of the Audit Committee were Messrs. Brian Alleman and John Sanderson. Both Messr. Alleman and Sanderson are independent as defined in the NASDAQ Marketplace listing standards currently in effect and neither Messr. Alleman nor Messr. Sanderson is a current officer or employee of our Company or any of our affiliates. However, as of March 1, 2006, John Sanderson resigned from the Board of Directors and therefore Mr. Alleman is the only remaining member of our Audit Committee. The Board has determined that Brian Alleman, Chairman of the Audit Committee, qualifies as an "audit committee financial expert" under the Securities and Exchange Commission's definition.

Compliance with Section 16(a) of Exchange Act

      Based on the Company's review of Forms 3, 4 and 5 and amendments to these forms filed with the Securities and Exchange Commission or written representations from certain reporting persons, we believe that during fiscal year 2005, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to the fiscal year ended December 31, 2005.

Code of Ethics

      On February 23, 2005, the Board of Directors adopted a Code of Business Conduct and Ethics to promote its commitment to the legal and ethical conduct of the Company's business. The Chief Executive Officer, Chief Financial Officer, and other senior officers are required to abide by the Code of Business Conduct and Ethics, which provides the foundation for compliance with all corporate policies and procedures, and best business practices. The policies and procedures address a wide array of professional conduct, including the establishment of sound employment policies, methods for avoiding and resolving conflicts of interest, safeguarding intellectual property, protecting confidential information, and a strict adherence to all laws and regulations applicable to the conduct of the Company's business. The Company intends to satisfy its obligations, imposed under the Sarbanes-Oxley Act, to disclose promptly on the Company's website amendments to, or waivers from, the Code of Business Conduct and Ethics, if any.

Item 10.    Executive Compensation.

      The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each named executive officer.

                                     ------------------------------------------
                                                  Annual Compensation
                                     ------------------------------------------

-------------------------------------------------------------------------------
Name / Principal Position              Year    Salary     Bonus    Other Annual
                                               (Cash &      ($)    Compensation
                                               Non-cash)                ($)
                                                  ($)
-------------------------------------------------------------------------------
Nicholas A. Shrager                    2005     $130,923       $0           $0
Chief Executive Officer,               2004     $150,000       $0           $0
Chairman, President and         (1)    2003           $0       $0           $0
Director
-------------------------------------------------------------------------------
Stephen B. Goodacre                    2005     $211,136       $0           $0
Chief Financial Officer and     (2)    2004      $37,000       $0           $0
Director                               2003           $0       $0           $0
-------------------------------------------------------------------------------

1. On October 28, 2004, Mr. Shrager was appointed as our Chairman, Chief Executive Officer, and President. The salary disclosed represents the compensation paid to Mr. Shrager from January 2004 through December 31, 2004 and January 2005 through December 2005.

2. On April 21, 2004, Mr. Goodacre was appointed as our Interim Chief Financial Officer and, on October 28, 2004, Mr. Goodacre was appointed as our Chief Financial Officer. Mr. Goodacre entered an employment contract with the Company, effective June 1, 2005, whereby he will receive base salary of $200,000 for a full fiscal year. On June 1, 2005, Mr. Goodacre received 700,000 shares of our common stock in connection with his employment agreement.

Option Grants in Last Fiscal Year

None.

Aggregate Options Exercised In Last Fiscal Year

None.

Equity Compensation Plan Information

      We do not have an equity compensation plan under which options, warrants or rights are authorized for issuance to employees or non-employees. We have not issued any options, warrants or rights under any individual compensation arrangement.

Directors' Compensation

      The Company pays each of its independent directors US$20,000 per year in connection with their activities on behalf of the Company, plus travel expenses in connection with the Board of Directors meetings. The director's fee are paid quarterly, in arrears, on April 1, July 1, October 1 and January 1, in a combination of shares of our common stock and cash. Each independent director receives shares of our common stock equal to US$3,000 per quarter, based on the closing price of our common stock on the date of grant, as quoted on the OTC Bulletin Board (or applicable quotation medium or exchange as of such date) and US$2,000 per quarter in cash. For the October 1, 2005 payment, we have agreed with each independent director to postpone the payment of such director's quarterly compensation of $3,000, in shares of our common stock, until January 1, 2006. As of December 31, 2005, each independent director is entitled to receive 20,000 shares of common stock pursuant to each's quarterly issuances which were initially payable on October 1, 2005 and January 1, 2006.

Employment Contracts with Executive Officers

      The Company entered an oral employment agreement with Nicholas A. Shrager, effective on October 28, 2004, pursuant to which Mr. Shrager will serve as Chairman, Chief Executive Officer, and President, reporting to the Board of Directors. Mr. Shrager's initial salary is (pound)75,000, which will be subject to an increase to (pound)100,000 provided that the Company's financial performance objectives are achieved for each of the first three (3) fiscal years, as determined by the Board of Directors each year. He is also eligible to participate in the annual discretionary bonus program for executive management, which is potentially five (5) percent of his current annual base salary. The bonus payments shall be made in accordance with the following performance targets: (i) 70% of the bonus potential shall be earned if the Company meets its annual operating EBITDA target established by the Board of Directors each year;
(ii) 20% of the bonus potential shall be earned if the Company meets its annual revenue target established by the Board of Directors each year; and (iii) 10% of the bonus potential shall be earned based on Mr. Shrager's performance and contribution to the business as determined by the Board of Directors each year. In the event Mr. Shrager is terminated involuntarily without cause or he terminates voluntarily for good reason as defined in the employment agreement, the Company will pay him a termination benefit equal to (i) 100% of his base salary plus his prior year bonus over a 12-month period if termination occurs after January 1, 2005 but before January 1, 2006, or (ii) 100% of his base salary plus the average of his bonus for the prior two fiscal years over a 12-month period if termination occurs after January 1, 2006. In the event Mr. Shrager voluntarily terminates the employment agreement without cause or is terminated involuntarily with good reason, he shall receive no termination benefit.

      The Company entered an employment agreement with Stephen B. Goodacre, effective on June 1, 2005, pursuant to which Mr. Goodacre will serve as Chief Financial Officer. Mr. Goodacre's initial annual base salary is (pound)100,000, and is subject to an automatic increase to (pound)150,000 per annum in the year following the Company achieving a net income of $1 million or more. Mr. Goodacre will be entitled to an annual bonus equal to 25% of his annual base salary provided certain financial measures relating to the Company's revenues and EBITDA are reached. On the effective date of his employment contract, Mr. Goodacre received 100,000 shares of common stock of the Company. Two thirds of these shares shall be returned to, and cancelled by the Company if Mr. Goodacre voluntarily terminates his employment with the Company before June 1, 2006 and one third of the shares shall be returned to, and cancelled by the Company if Mr. Goodacre voluntarily terminates his employment with the Company before June 1, 2007. If Mr. Goodacre is terminated "without cause" or he voluntarily terminates his employment with the Company for "good reason", he shall be entitled to severance equal to: (a) 50% of his annual base salary if such termination occurs prior to November 30, 2005; (b) 100% of his base salary plus any bonus due if such termination occurs on or after December 1, 2005 but before May 31, 2006; and (c) 100% of his base salary plus the average bonus from the prior two years if termination occurs on or after June 1, 2006.

      The Company entered an oral consulting agreement with Charles Howe, effective on October 28, 2004, pursuant to which Mr. Howe will serve as an executive level consultant. Mr. Howe's initial salary is $100,000, which will be subject to an increase to $150,000 provided that certain revenue targets for the Company, as established by the Board of Directors, are achieved for the year ended December 31, 2005. Mr Howe has taken a reduced income in 2005 of $44,000 as the company has negative cashflow.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth, as of April 3, 2006, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock (each a "5% Owner"); (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers, as a group.

      Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days upon the exercise of options, warrants or convertible securities (in any case, the "Currently Exercisable Options"). Each beneficial owner's percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.

-----------------------------------------------------------------------------------------------------
                                                                     Amount and
                                                     Title of        Nature of             Percent of
Name (1)                    Position Held            Class           Beneficial Owner      Class (2)
-----------------------------------------------------------------------------------------------------
Nicholas A. Shrager   (3)   Chief Executive
                            Officer, Chairman,       Common
                            President and Director   Stock                 9,783,585           42.54%
------------------------------------------------------------------------------------------------------
Stephen B. Goodacre         Chief Financial
                            Officer                  Common
                            and Director             Stock                   700,000            3.04%
------------------------------------------------------------------------------------------------------
Charles K. Howe       (4)   Executive Vice
                            President, Secretary     Common
                            and Director             Stock                 5,092,605           22.15%
------------------------------------------------------------------------------------------------------
Brian Alleman         (5)   Director                 Common
                                                     Stock                    72,497                *
------------------------------------------------------------------------------------------------------
John Sanderson        (5)   Director                 Common
                                                     Stock                    72,497                *
------------------------------------------------------------------------------------------------------
Keith Broome          (5)   Director                 Common
                                                     Stock                 2,137,497            9.29%
------------------------------------------------------------------------------------------------------
Keating Reverse       (6)              -             Common
Merger Fund LLC                                      Stock                 2,165,507            9.42%
------------------------------------------------------------------------------------------------------
Total Ownership of
Common Stock by
All Directors and
Officers as a Group                    -                                  17,858,681           77.02%
------------------------------------------------------------------------------------------------------

----------------------
* Less than one percent

1. Unless otherwise indicated, the address for holder is c/o Adal Group, Inc., 67 Wall Street, 22nd Floor, New York, NY 10005-3111.

2. Reflects 22,906,332 shares of our common stock outstanding as of April 3, 2006.

3. Includes (a) 9,381,960 shares of common stock owned by Mr. Shrager and (b) 401,625 shares owned by The Nicholas Shrager Family Trust. Mr. Shrager is co- Trustee of The Nicholas Shrager Family Trust. Mr. Shrager has voting and dispositive power over the shares owned by The Nicholas Shrager Family Trust.

4. Includes 1,204,875 shares owned by The C.K. Howe Discretionary Settlement 2004 over which Mr. Howe is co-Trustee and shares voting and dispositive power over the shares. Mr. Howe has no right to acquire any shares of common stock upon conversion or exercise of an outstanding note, warrant or option.

5. Includes 13,334 shares of common stock issuable as compensation to each independent director as payable on October 1, 2005 and January 1, 2006.

6. The address of the Keating Reverse Merger Fund, LLC is 5251 DTC Parkway, Suite 1090, Greenwood Village, CO 80111-2739. Kevin R. Keating is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of Keating Reverse Merger Fund, LLC and Keating Securities is the registered broker-dealer affiliate of Keating Investments, LLC. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, Keating Reverse Merger Fund, LLC or Keating Securities and disclaims any beneficial interest in the shares of our common stock owned by Keating Reverse Merger Fund, LLC. Similarly, Keating Investments, LLC, Keating Reverse Merger Fund, LLC, and Keating Securities disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating.

Item 12.    Certain Relationships and Related Transactions.

Guilform Agreement

      On February 7, 2005, we entered a Share Sale and Purchase Agreement (the "Guilform Agreement") relating to Guilform Holdings Limited, with Keith Malcolm Broome, the sole shareholder. We purchased 100% of the shares of Guilform Holdings Limited from Mr. Broome in consideration of (i) approximately $636,000 in cash; (ii) a promissory note in the amount of approximately $380,000 bearing interest at a rate of 6% per annum; and (iii) 21,000,000 shares (or 300,000 shares on a pre 1-for-7 forward stock split basis) of our common stock.

      In connection with the Guilform Agreement, we agreed to pay certain obligations under commercial loan facilities provided to Guilform Holdings Limited, which has re-advanced such loan to Adal Guilform, by State Securities plc in the aggregate sum of approximately $1,930,000, of which approximately $950,000 was new borrowing in connection with the consummation of the transactions contemplated by the Guilform Agreement. This loan facility includes the standard covenants and obligations and Guilform Holdings Limited is in full compliance with the loan facility. Approximately $615,000 of the loan facility was loaned by Guilform Holdings Limited to us in connection with the consummation of the Guilform Agreement. Mr. Broome and Ms. Janice Conley, the previous Secretary of Guilform Holdings Limited, agreed to personally guarantee the obligations of Guilform Holdings Limited to pay back the loans. Under the Guilform Agreement, we have released Mr. Broome and Ms. Conley as guarantors on the loan facility.

Keating Reverse Merger Fund, LLC

      In connection with the Share Exchange, dated as of October 28, 2004, as described further herein, we entered a Financial Advisory Agreement with Keating Securities, the registered broker-dealer affiliate of Keating Investments, LLC, under which we compensated Keating Securities for its advisory services in connection with this transaction. The transaction advisory fee was $190,000. Pursuant to the Financial Advisory Agreement, the advisory services provided by Keating Securities included identification and presentation of suitable private company acquisition targets, corporate, business, and financial due diligence evaluation of the target company, capital and transaction structuring, development of capital markets strategy, valuation analysis, company, market and industry research, analysis of various exchange listing requirements, and transaction negotiation and execution. We have paid a transaction advisory fee equal to $190,000 to Keating Securities.

      The Financial Advisory Agreement also appointed Keating Securities as our exclusive placement agent for private and public offerings of our securities until October 28, 2005 and required us to pay Keating Securities 10% of the gross proceeds of any public or private offering of equity securities, 5% of the gross proceeds of any public or private offering of debt securities, and 10% warrant coverage on all shares of our common issuable upon exercise or conversion of our securities in a public or private offering.

      Kevin R. Keating is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, and Keating Securities is the registered broker-dealer affiliate of Keating Investments, LLC. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities and disclaims any beneficial interest in the shares of our common stock owned by KRM Fund. Similarly, Keating Investments, LLC, KRM Fund and Keating Securities disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating.

Item 13.    Exhibits.

      The following is a list of exhibits to the Annual Report on Form 10-KSB of the registrant. With the exception of the CEO and CFO certifications pursuant to
Section 302 and 906 of The Sarbanes-Oxley Act of 2002 and as otherwise disclosed, these exhibits are not contained herein, but have been filed as part of, or incorporated by reference into, the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The registrant will furnish any exhibit upon the payment of a fee, which fee shall be limited to the registrant's reasonable expenses in furnishing such exhibit.

Exhibit Number    Description
--------------------------------------------------------------------------------

2.1 Share Exchange Agreement, by and among the Registrant, the stockholders of Advanced Aluminium Group, Ltd., Advanced Aluminium Group, Ltd. and the Keating Reverse Merger Fund, dated September 22, 2004 (1)

2.2 Financial Advisory Agreement, by and between the Registrant and Keating Securities, LLC dated October 28, 2004 (2)

2.3 Voting Agreement, by and among the Registrant, the Keating Reverse Merger Fund, LLC and the Stockholders of Advanced Aluminium Group, Ltd., dated October 28, 2004 (2)

2.4 Share Sale and Purchase Agreement Relating to Guilform Holding Limited, by and between Keith Malcolm Broome and the Registrant, dated February 7, 2005 (3)

3.1               Certificate of Incorporation, as amended (4)

3.2               Amended and Restated By-laws (7)

4.1               Specimen Stock Certificate (6)

10.1 Securities Purchase Agreement, by and between the Registrant and Laurus Master Fund, Ltd., dated June 29, 2005 (5) (originally filed as Exhibit 4.2)

10.2 Secured Convertible Term Note, dated June 29, 2005 (5) (originally filed as Exhibit 4.3)

10.3 Common Stock Purchase Warrant, dated June 29, 2005 (5) (originally filed as Exhibit 4.4)

10.4              Option, dated June 29, 2005 (5) (originally filed as Exhibit
                  4.5)

10.8 Securities Purchase Agreement, by and between the Registrant and Laurus Master Fund, Ltd., dated November 21, 2005 (8)

10.9              Secured Term Note, dated November 21, 2005 (8)

10.10             Reaffirmation and Ratification Agreement, dated November 21,
                  2005 (8)

10.11             Summary of Oral Employment Agreement with Nicholas A. Shrager*

10.12             Employment Agreement with Stephen Goodacre*

10.13             Summary of Oral Consulting Agreement with Charles Howe*

14                Code of Business Conduct and Ethics (4)

21                Subsidiaries of the Registrant (4)

* Filed herewith.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission Securities and Exchange Commission on September 22, 2004.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2004.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2005.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2005.

(6) Incorporated by reference to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on August 12, 2005.

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 18, 2005.

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005.


Item 14.    Principal Accountant Fees and Services.


Audit Fees

      The aggregate fees billed for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our Form 10-KSB and 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

            ------------------------------------------------------------
               2005:          $123,336  Moore Stephens, P.C.
            ------------------------------------------------------------
               2004:           $70,352  Moore Stephens, P.C.
            ------------------------------------------------------------

Audit Related Fees

      The aggregate fees billed in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

            ------------------------------------------------------------
               2005:            $18201  Moore Stephens, P.C.
            ------------------------------------------------------------
               2004:                $0  Moore Stephens, P.C.
            ------------------------------------------------------------

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

      The aggregate fees billed in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

            ------------------------------------------------------------
               2005:              $915  Moore Stephens, P.C.
            ------------------------------------------------------------
               2004:                $0  Moore Stephens, P.C.
            ------------------------------------------------------------

All Other Fees

      The aggregate fees billed in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

            ------------------------------------------------------------
               2005:                $0  Moore Stephens, P.C.
            ------------------------------------------------------------
               2004:                $0  Moore Stephens, P.C.
            ------------------------------------------------------------

Audit Committee Approval

      The Audit Committee pre-approves all services, including both audit and non-audit services, provided by the Company's independent accountants. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April __, 2006                  ADAL GROUP, INC


                                       By: /s/ Nicholas A. Shrager
                                           -------------------------------------
                                           Name:  Nicholas A. Shrager
                                           Title: Chief Executive Officer and
                                                  President (Principal Executive
                                                  Officer)


                                       By: /s/ Stephen Goodacre
                                           -------------------------------------
                                           Name:  Stephen Goodacre
                                           Title: Chief Financial Officer
                                                  (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-KSB is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                      Title                                 Date

/s/ Nicholas A. Shrager                       Chief Executive Officer, President and      May 19, 2006
------------------------------------          Director (Principal Executive Officer)
Nicholas A. Shrager

/s/ Stephen Goodacre                          Chief Financial Officer (Principal          May 19, 2006
------------------------------------          Accounting Officer) and Director
Stephen Goodacre

/s/ Charles K. Howe                           Executive Vice President, Secretary and     May 19, 2006
------------------------------------          Director
Charles K. Howe

/s/ Brian Alleman                             Director                                    May 19, 2006
------------------------------------
Brian Alleman

/s/ Keith M. Broome                           Director                                    May 19, 2006
------------------------------------
Keith M. Broome

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Adal Group, Inc. and its subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adal Group, Inc. and its subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital and stockholders' deficiency and is in default with regard to certain of its financial commitments that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        MOORE STEPHENS, P. C.
                                        Certified Public Accountants.

New York, New York

April 12, 2006

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

December 31,
------------
                                                                       2005
                                                                   ------------
Assets:
Current Assets:
    Cash and Cash Equivalents                                      $        655
    Accounts Receivable - Net                                             7,363
    Inventories                                                           1,798
    Other Current Assets                                                    800
                                                                   ------------
    Total Current Assets                                                 10,616

Property, Plant and Equipment - Net                                       8,611
                                                                   ------------
    Total Assets                                                   $     19,227
                                                                   ============

Liabilities and Stockholders' Deficit:
Current Liabilities:
    Convertible Loan and short term Bridge Loan                           2,000
    Short-Term Borrowings and Credit
    Agreements                                                     $      7,011
    Accounts Payable                                                      6,026
    Current Portion of Long-Term Debt                                       696
    Other Current Liabilities                                             2,515
                                                                   ------------
    Total Current Liabilities                                            16,248

Long-Term Debt, Net of Current
Portion                                                                   6,621
Loans Repayable - Related Party                                             258

Deferred Tax Liability                                                       55
                                                                   ------------
    Total Liabilities                                                    25,182
                                                                   ------------
Stockholders' Deficit:
Common Stock, $0.0001 par value,
      100,000,000 shares authorized,
      shares issued and outstanding                                           2
    Additional Paid in Capital                                            1,477
    Accumulated Deficit                                                  (8,513)
    Accumulated Other Comprehensive Income:
         Cumulative Translation Adjustment                                1,079
                                                                   ------------
    Total Stockholders' Deficit                                          (5,955)
                                                                   ------------
    Total Liabilities and Stockholders'
        Deficit                                                    $     19,227
                                                                   ============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                   Year                Year
                                                   ended              ended
                                               December 31,        December 31,
                                                   2005                2004
                                               ------------        ------------

Net Sales                                      $     33,519        $     29,228

Cost of Sales                                        32,558              27,898

Inventory Write Down                                    258                  --
                                               ------------        ------------
    Gross Profit                                        703               1,330

Selling, General and
    Administrative Expenses                           4,690               2,783

Intangible Assets Write-Off                             779
Advisory Fee - Related Party                                                190
    Loss from                                  ------------        ------------
        Operations                                   (4,766)             (1,643)

Interest Expense                                      1,293                 650
                                               ------------        ------------

    Income Before Income
        Taxes / (Benefit)                            (6,059)             (2,293)

Provision For Income Tax
    (Benefit)                                            --                  (3)
                                               ------------        ------------

    Net Loss                                   $     (6,059)       $     (2,290)
                                               ============        ============

Basic and Diluted Loss Per Share               $      (0.29)       $      (0.02)
                                               ============        ============

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted                                20,942,544          17,850,000
                                               ============        ============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

ADAL GROUP INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                                      Accumulated        Total
                              Comprehensive                               Additional     Retained         Other      Stockholders'
                                  Income            Common Stock           Paid-in       Earnings     Comprehensive      Equity
                                  (Loss)        Shares        Amount       Capital      (Deficit)        (Loss)        (Deficit)
                              ------------   ------------  ------------  ------------  ------------   ------------   ------------
Inception - October 20, 2003  $         --             --  $         --  $         --  $         --   $         --   $         --

Issuance of Common Stock
   For Cash                             --      2,295,000            --             2            --             --              2

Net Loss                              (164)            --            --            --          (164)            --           (164)

Effect of Currency
   Translation in Period                (3)            --            --            --            --             (3)            (3)
                              ------------   ------------  ------------  ------------  ------------   ------------   ------------

   Balances -
   December 31, 2003          $       (167)     2,295,000            --             2          (164)            (3)          (165)
                              ============   ============  ============  ============  ============   ============   ============

Shares Issued in Connection
    With Merger               $         --        255,000            --            --            --             --             --
Net Loss                            (2,293)            --            --            --        (2,290)            --         (2,290)

Effect of Currency
   Translation In Period               657             --            --            --            --            657            657
                              ------------   ------------  ------------  ------------  ------------   ------------   ------------

   Balances -
        December 31, 2004     $     (1,636)     2,550,000  $          2  $         --  $     (2,454)  $        654   $     (1,798)
                              ============   ============  ============  ============  ============   ============   ============

Issuance of Common Stock
   For Cash                             --        715,976            --         1,477            --             --             --

7-For-1 Stock Split                     --     19,595,856                          --            --             --             --

Net Loss                            (6,059)            --            --            --        (6,059)            --         (6,059)

Effect of Currency
   Translation in Period               425             --            --            --            --            425            425
                              ------------   ------------  ------------  ------------  ------------   ------------   ------------

   Balances -
        December 31, 2005     $     (5,634)    22,861,832  $          2  $     1,477   $     (8,513)  $      1,079   $     (5,965)
                              ============   ============  ============  ============  ============   ============   ============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                 Year ended
                                                                                 December 31,
                                                                       ------------------------------
                                                                           2005               2004
                                                                       ------------      ------------
Operating Activities:
      Net Loss                                                         $     (6,059)     $     (2,290)
      Adjustments to Reconcile Net (Loss) to Cash From Operations:
           Depreciation and Amortization                                      2,001             1,212
            Deferred tax (Benefit)                                               --                (3)
            Stock based compensation                                            677

      Changes in Assets and Liabilities:
           Decrease (Increase):
                 Accounts Receivable                                           (635)            1,086
                 Inventories                                                    484              (217)
                 Other Current Assets                                          (506)             (150)

           Increase (Decrease):
                 Accounts Payable                                              (200)              888
                 Taxes                                                          879               127
                 Other Current Liabilities                                      397               162
                                                                       ------------      ------------

      Net Cash - Operating Activities                                        (2,962)              815
                                                                       ------------      ------------

Investing Activities:
      Business Acquisition                                                     (636)             (732)
      Capital Expenditures                                                   (1,535)           (2,713)
                                                                       ------------      ------------

      Net Cash - Investing Activities                                        (2,171)           (3,445)
                                                                       ------------      ------------

Financing Activities:
      Borrowing of Short-Term Debt                                           41,355            (1,948)
      Payment of Short term debt                                            (39,038)
      Borrowing of Long-Term Debt                                             2,943             4,530
      Payment of Long-Term Debt                                                (140)             (480)
                                                                       ------------      ------------
      Net Cash - Financing Activities                                         5,120             2,102

Effect Of Exchange Rates Changes on Cash                                        279              767
                                                                       ------------      ------------

      Net Increase (Decrease) in Cash - Forward                        $        266     $        239

              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

Adal Group, Inc and Subsidiaries
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                       Year Ended
                                                                       December 31,
                                                              ------------------------------
                                                                  2005              2004
                                                              ------------      ------------
      Net Increase (Decrease) in Cash - Forwarded             $        266     $        239

Cash - Beginning of Years                                              389               150
                                                              ------------      ------------

Cash - End of Years                                           $        655      $        389
                                                              ============      ============

Supplemental Cash Flow Information:
      Cash paid during the years for:
           Interest                                           $      1,283      $        343
           Income Taxes                                       $         --      $         --

ADAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Going Concern

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles which contemplate the continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2005, the Company has a net loss of approximately $6,059,000, a working capital deficiency of approximately $5,634,000 and an accumulated deficit of approximately $8,733,000. Several key suppliers have refused to grant the company additional credit and require that payment for material be made in advance, and in some cases require payment of some portion of the outstanding balance owed. We have been formally advised by a former supplier that they intend to take legal action to recover their debt, which could lead to a bankruptcy proceeding. We will try to negotiate with this creditor and hope to reach agreement with respect to repayment over an extended timeframe. In addition, several of our current raw material vendors are refusing to grant us additional credit and are requiring payment for material in advance, plus repayment of a portion of the unpaid balances owed. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. We are working with an Investment Bank and private investors to provide additional capital, which could involve significant dilution to current shareholders or the possible sale of assets. While we do not have any formal agreements, we have signed non-disclosure agreements with four parties with respect to possible sale of one or more of our operating companies. There can be no assurance that our plans will be successful.

(2) Business

Adal Group Inc. (the "Company"), through its operating subsidiaries, is a diversified producer of aluminum extrusions and manufactured parts. The Company's three principal operating subsidiaries are Adal Seco ("Seco" or "Adal Seco"), Adal Engineering (formerly W.H.J. Fagg & Son Ltd.) ("Engineering" or "Adal Engineering") and Adal Guilform, all of which are located in England. The Company's customers are also based in England. Seco is a provider of aluminum extrusion design and production services, providing complete supply-chain management including component design, fabrication, warehousing and delivery. These added value products are sold through the Adal Seco brands, Adal Extra and Adal Climatix. Engineering provides precision engineering, tool making and volume production of machined (primarily aluminum) components principally for the automotive industry. Adal Guilform was acquired effective February 7, 2005 and is a fabricator of panels for the construction industry.

(3) Organization and Basis of Presentation

Adal Group, Inc., a Delaware corporation, was formerly known as Sunningdale, Inc. ("Sunningdale") a shell corporation. A merger of Sunningdale and Advanced Aluminium Group Ltd. ("AAG") incorporated under the laws of England, was completed on October 28, 2004. The merger has been treated for accounting and financial reporting purposes as a reverse acquisition of Sunningdale by AAG, since the former AAG stockholders controlled the Company after the merger. Under this accounting treatment, AAG is deemed for accounting purposes to be the acquiring entity and Sunningdale the acquired entity. Accordingly, the transaction has been treated as a recapitalization of AAG, with no goodwill recorded. The financial statements of the Company after the merger now reflect AAG on a historical basis. All references to the "Company" means Adal Group Inc. and its subsidiaries. As of the date of the merger, Sunningdale had total assets of $15,000 and total liabilities of $15,000, which were assumed by the Company.

Effective October 20, 2003, AAG acquired all of the outstanding capital stock of Advanced Aluminium Industries, Ltd. ("AAI"). AAI's activities as of the date of acquisition consisted solely of the ownership of Seco, which was acquired by AAI on October 20, 2003.

Since October 20, 2003 ("Inception") the Company's activities consisted solely of activities related to the operation of AAI and Seco. Such activities, which were not significant, have been included in the consolidated statement of operations for the Company for the period from Inception through December 31, 2003. The primary operating activities included in the consolidated statement of operations for the Company for the period from Inception through December 31, 2003 are those of Seco, which became a subsidiary of the Company, through its AAI subsidiary, on October 20, 2003.

The consolidated balance sheet as of December 31, 2005 and the consolidated statement of operations and cash flows for the period from January 1, 2005 to December 31, 2005 represent the financial position and results of operations and cash flows for the Company and its subsidiaries.

The operations of Adal Guilform have been included since February 7, 2005, the date on which Adal Group, Inc acquired all of the outstanding capital stock of Guilform Holdings the parent company of Adal Guilform.

All amounts in the financial statements are presented in thousands of U.S. Dollars.

(4) Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements of the Company include the accounts of its wholly-owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency - The Company headquarters and principal business operations are located in England. Although most purchase orders for aluminum are denominated in U.S. dollars, all other expenses and all revenues are denominated in UK Pound Sterling. As such, management has determined that the functional currency for financial reporting purposes is the UK Pound Sterling. Translation into U.S. dollars has been accomplished in the following manner: assets and liabilities using the exchange rates in effect at the balance sheet date, stockholders equity at historical rates, and results of operations and cash flows at the average exchange rates during the period. The effect of exchange rate changes is reflected as a separate component of stockholders' equity.

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

Inventories - Inventories consist primarily of raw materials (principally aluminum billets, extrusions and bar stock) and work in process/finished goods, (aluminum extrusions and machined parts). Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of:

                                 December 31,
                                     2005
                                  ----------

Raw Materials                     $  660,000
Work in Process                      289,000
 and Finished Goods                  849,000
                                  ----------
Totals                            $1,798,000
                                  ==========

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

Property, Plant and Equipment - Property and equipment is stated at cost. Depreciation is computed principally using the straight-line method. The estimated useful lives are:

Buildings and Improvements - 50 Years Equipment; Furniture and Fixtures - 3 to 15 Years; and Vehicles 3 to 5 Years

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

                                                   December 31,
                                                       2005
                                                   ------------

Land, Buildings and Improvements                   $  4,039,000
Equipment, Furniture and Fixtures                    14,809,000
Vehicles                                                 66,000
                                                   ------------

Totals                                               18,914,000
Less Accumulated Depreciation                       (10,303,000)
                                                   ------------

Property, Plant and Equipment - Net                $  8,611,000
                                                   ============

Depreciation expense was $1,107,000 for the year ended December 31,2005 , $1,100,000 for the year ended December 31, 2004.

Intangibles - The Company assesses intangible assets for impairment on a periodic basis and more frequently when circumstances warrant.

The Company has written off the intangible assets relating to the customer lists of Adal Engineering and Adal Guilform. The decision was made to write off $779,000 due to the losses made by the operating entities in the year ended December 31, 2005.

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

Net Sales - Net sales include the amounts charged for products shipped to customers, plus recoveries of the freight charges to ship the product from the manufacturing facility to the customer.

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

Advertising - The Company expenses advertising costs as incurred. Advertising expenses were approximately $12,000 for the year ended December 31,2005, and $15,000 for the year ended December 31, 2004.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.

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

We currently expect to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use.

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common stock. There were no potentially dilutive items for the periods presented.

Recent Accounting Pronouncements - In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections--a Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154). SFAS 154 requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3, but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS 154 will be effective beginning in 2006 and will affect any accounting changes that we elect to make thereafter.

In March 2005, the FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations and interpretation of FASB Statement No. 143" (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The cumulative effect of initially applying FIN 47 would be recognized as a change in accounting principle. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 is not expected to have a material impact on our financial condition or results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements, and (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance on EITF 05-6 will be applied prospectively and is effective for periods after June 29, 2005. EITF 05-6 is not expected to have a material impact on our consolidated financial statements.

In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment to FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The FASB 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on our consolidated financial statements.

In March 2006, FASB issued FASB 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on our consolidated financial statements.

(5) Acquisitions

On February 7, 2005, the Company purchased all of the outstanding shares of Guilform Holdings Ltd. ("Guilform"), for a total investment of $1.8 million. Payment was made in the form of cash of $636,000 and notes in the amount of $375,000 and from the issuance of 300,000 shares of the Company's common stock. Guilform makes aluminum-based products for use in architecture, notably metal cladding panels and composite panels which provide thermal and acoustic insulation and fire protection.

The investment in excess of the net book value of Guilform Holdings Limited has been allocated to intangible assets, representing the value assigned to Guilform's customer list, which were being amortized over five years using the straight-line method. The results of operations of Guilform are included in the consolidated financial statements beginning February 8, 2005.

In connection with the Guilform Agreement, we agreed to pay certain obligations under commercial loan facilities provided to Guilform Holdings Limited, which has re-advanced such loan to Guilform Holdings, by State Securities plc in the aggregate sum of approximately $1,930,000. The interest rate on this loan is LIBOR plus 4.25%. The initial installment of this loan was paid by Guilform Holdings Limited on December 15, 2001 and installments are payable monthly for a period of 180 months. Guilform Holdings Limited repaid the entire outstanding principal amount plus interest before the end of 2005. This loan facility includes the standard covenants and obligations and Guilform Holdings Limited is in full compliance with the loan facility. There is no prepayment penalty on the loan but rather Guilform Holdings Limited may prepay the loan at anytime by payment of the outstanding principal amount plus any interest due and payable and all interest payable on the outstanding principal amount. Approximately $615,000 of the loan facility was loaned by Guilform Holdings Limited to us in connection with the consummation of the Guilform Agreement. Mr. Broome and Ms. Janice Conley, the previous Secretary of Guilform Holdings Limited, agreed to personally guarantee the obligations of Guilform Holdings Limited to pay back the loans. Under the Guilform Agreement, we have released Mr. Broome and Ms. Conley as guarantors on the loan facility.

The assets acquired and liabilities assumed in the acquisition of Guilform are as follows:

Assets acquired at Fair Value                        $ 3,267,000
Customer List                                            557,000
Liabilities Assumed at Fair Value                     (2,024,000)
                                                     -----------

    Total Purchase Price                             $ 1,800,000
                                                     ===========

The intangible assets of $557,000 were written off during the year ended December 31, 2005.

US Private Equity Valuation Guidelines, issued in December 2003, by the Private Equity Industry Guidelines Group, provides guidance on valuing thinly traded shares of public companies. Section III "Valuation of Public Securities", states that

      "A marketability discount should be taken on publicly traded securities when there is a formal restriction that limits sale. Discounts for restricted equity securities from market price typically range from 0% to 30%. When applying a discount to publicly traded securities, factors that should be taken into consideration include the company's trading characteristics (the extent to which the market for the security is liquid or thinly traded), the investor's ability to sell its position when the restriction expires, the magnitude of the investors position (the extent to which orderly liquidation of the security would take a significant time to complete, or would otherwise reduce the sales price), the term of the restriction and other company factors such as its age, size, and industry presence."

In February 2005, when Adal acquired Guilform Holdings Limited, it applied a discount to the quoted price for its shares based on the above guidelines. That discount resulted in a pre-split fair value of $2.6259 per share and a post-split fair value of $0.38 per share.

Selected unaudited proforma combined results of operations for the year ended December 31, 2005 and for the year ended December 31, 2004, assuming that the Adal Guilform acquisitions occurred on January 1, 2004, including activity subsequent to their actual acquisitions is as follows:

                                                           Year
                                                           ended
                                                       December 31,
                                                 2005               2004
                                                  $                   $

          Revenues                           33,827,000          33,230,000
          Net Loss                           (6,441,000)         (2,351,000)
          Loss per share                          (0.31)              (0.31)
(6) Related Party Transactions

For 2004 and for the first seven months of the year ended December 31, 2005, the Company leased office space from a Director on a month-to-month basis. The total of such rental expenses was approximately $5,000 during the year ended December 31, 2005 with approximately $9,000 expensed in the year ended December 31,2004. This rent was included as a component of selling, general and administrative expense.

In May 2005, two directors of the Company loaned the Company $129,000 each. Interest is accruing at 6% pa ($9,000 in 2005). The loan will not be repaid until the company has positive cashflows.

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

The Company believes that the concentration of credit risk in its accounts receivables is substantially mitigated by the Company's evaluation process, relatively short collection terms, the high level of credit worthiness of its customers and the purchase of credit insurance for its accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but generally requires no collateral. Management has entered into an insurance agreement to guarantee certain customer accounts receivable balances up to specified limits as defined in the insurance agreement. For those customer not covered under the insurance agreement the Company often requires the customer to prepay for goods as a condition of sale. The Company records an allowance for doubtful accounts specific to the accounts receivable balances outstanding based upon the results of its evaluation of its customers' financial condition and consideration of the insured balance. As of December 31, 2005, the Company determined that no allowance for doubtful accounts was required. Historically, the Company has recorded an immaterial amount of bad debt write-offs.

(B) Concentration of Sources of Labor - Approximately 50% of the employees of Adal Seco are members of a trade union. Seco is not a party to any collective bargaining agreement with this trade union. Management believes that it has a good relationship with its employees.

(C) Concentration of Sources of Materials - Throughout 2005, Seco purchased aluminum billets from four smelters. Though these billets are commonly used by extruders, a disruption in the supply from these smelters could cause production delays or a material increase in production costs.

(8) Commitments and Contingencies

Operating Leases - The Company leases various vehicles and equipment under operating leases. Rent expense for such vehicles and equipment was $405,000 for the year ended December 31, 2005 and $68,000 for the year ended December 31, 2004.

Future minimum lease payments under operating leases at December 31, 2005 are as follows:

                      Years Ending
                      December 31,       Amount
                      ------------     ----------

                           2006        $  710,000
                           2007           540,000
                           2008           450,000
                           2009           216,000
                           2010            15,000
                                       ----------

                          Total        $1,932,000
                                       ==========

Purchase Orders - Adal Seco, an indirect subsidiary of the Company, requires a supply of aluminum billets as raw materials for its production process. Though these billets are generally available on the open market, the Company has, in previous years, entered into purchase orders with five smelters At December 31, 2005 there were no purchase contracts. At December 31, 2004, there were purchase agreements totaling approximately $3,500,000.

(9) Debt

The Company has a Credit Agreement with a bank that allows the Company to borrow against customer accounts receivable of Adal Seco, Adal Engineering and Adal Guilform, subject to certain restrictions. Under the terms of the Credit Agreement, the Company may borrow up to a maximum of $8,594,000, subject to the availability of eligible customer receivables. Interest is charged at the rate of 2% above the Base Rate of the Bank of England for the first $4,000,000 borrowed and 1.4% above the Base Rate of the Bank of England for the balance. At December 31, 2005, the Base Rate of the Bank of England was 4.50%. The Company pays a commitment fee equal to 0.14% of the eligible accounts receivable, at the time the accounts receivable are reported to the bank. The amounts outstanding under this agreement are secured by all of the outstanding accounts receivable of Adal Seco, Adal Engineering and Adal Guilform. The term of the Credit Agreement is open, but can be terminated by either party with 90 days notice and as such is classified as a component of current liabilities. As of December 31, 2005, there was $6,708,000 outstanding under the Credit Agreement. As of December 31, 2005, the Company had unused borrowing availability of $486,000.

The Company has an overdraft agreement with a bank that allows the Company to borrow up to $215,000. As of December 31, 2005, there was $303,000 outstanding under the agreement. The outstanding balance bears interest at 1.5% above the Base Rate of the Bank of England.

Long-term debt consisted of the following at December 31, 2005:

                                               December 31,
                                                   2005
                                               -----------

      Mortgage Witham, Due Jan 2019            $ 4,259,000
      Mortgage St. Albans Due Dec 2020           1,681,000
      Machinery and Equipment Loans              1,377,000
                                               -----------
      Total Long-Term Debt                       7,317,000
      Less: Amounts Due Within One Year           (696,000)
                                               -----------

         Long-Term Portion                     $ 6,621,000
                                               ===========

The mortgage loan, Witham, is secured by the real estate, including land, buildings and improvements of the facilities located in Witham, England, and has a 15 year term. The interest rate on the mortgage is fixed for five years, after which time the Company has the option to accept a fixed rate based upon the then market rates or accept a variable rate at the Bank of England Base Rate plus 1.5%.

The mortgage loan, St. Albans, is secured by the real estate, including land, buildings and improvements of the facilities located in St. Albans, England, and has a 15 year term. The interest rate on the mortgage is fixed for five years, after which time the Company has the option to accept a fixed rate based upon the then market rates or accept a variable rate at the Bank of England Base Rate plus 1.5%.

The machinery and equipment loans are secured by certain machinery and equipment of Engineering. The agreements range from 3 to 5 years with interest ranging between 5% and 8%.

Following are the principal amounts due under long-term debt as of December 31, 2005 by fiscal year:

                Years Ending
                December 31,            Amount
                ------------          ----------

                    2006              $  696,000
                    2007                 513,000
                    2008                 386,000
                    2009                 337,000
                    2010                 264,000
                    Thereafter         5,121,000
                                      ----------

                    Total             $7,317,000
                                      ==========

(9a)

Convertible Loan and Short term Bridge Loan


On December 29, 2005, due to various complications,with the deal structure, Adal Group Inc. were requested to withdraw our share registration statement and to work with Laurus Master Fund to restructure our contacts. The Company has agreed with Laurus Master Funds in 2006 to withdraw the SB-2 share registration document and to restructure the loan. Principal repayments are scheduled at $25,000 in April, May and June with a full review in July 2006 The interest as a temporary arrangement to be charged on the loan will be 3% greater than the prime rate quoted on the Wall Street Journal. The Company received funding through the Laurus Fund in 2005, in the form of a convertible note in the amount of $2,000,000, to support cash flow requirements and to cover operating losses. In May 2006 the Company was unable to meet interest and principal repayments under a revised repayment schedule and is currently working with the Laurus Fund to restructure the terms of the note. Although we have no formal notice from Laurus advising us that we are in default, Laurus management are working with us to restructure the terms of the note, although there can be no assurance that we will be able to do so.


Prior to the deal restructuring the following arrangements were in place:


The company entered into two agreements with Laurus Master Fund in 2005 and issued an SB-2 share registration document.


On November 21, 2005, we entered a Securities Purchase Agreement (the "November Purchase Agreement") with Laurus Master Fund, Ltd. ("Laurus"), pursuant to which we sold a non-convertible Secured Term Note in the aggregate principal amount of Five Hundred Thousand Dollars ($500,000) to Laurus (the "November Note"). The principal amount and any and all accrued and unpaid interest payable under the November Note shall be paid on or before May 21, 2006. This has been superseded with the agreement described above. We shall pay interest on the principal amount of the November Note at a rate per annum equal to the "prime rate" published in The Wall Street Journal, plus three percent, payable monthly in arrears. Interest accrued but was not payable during the period which commenced on November 21, 2005 and ended on November 30, 2005. We began paying interest on the principal amount commencing on December 1, 2005 and shall continue to pay on the first business day of each consecutive calendar month thereafter.

         We also entered a Reaffirmation and Ratification Agreement, dated as of November 21, 2005, with Laurus (the "Reaffirmation Agreement"), whereby we ratified and confirmed the terms of the Master Security Agreement, dated as of June 29, 2005 by and between us and Laurus (as further described in the Form 8-K filed with the Securities and Exchange Commission on July 6, 2005). Pursuant to the Reaffirmation Agreement and Master Security Agreement, we assigned and granted to Laurus a continuing security interest in certain of our, and each of our subsidiaries' assets, including, without limitation, cash, accounts receivable, and equipment.

On June 29, 2005, we entered a Securities Purchase Agreement (the "June Purchase Agreement"), with Laurus, pursuant to which we sold a Secured Convertible Term Note (the "June Note") in the aggregate principal amount of $1,500,000, which is convertible into shares of our common stock. Subject to adjustment and anti-dilution provisions set forth in the June Note, the fixed conversion price with respect to the first $1,000,000 principal amount of the June Note is $0.43, and with respect to the remaining principal amount is $0.50. The principal amount and any and all accrued and unpaid interest payable under the June Note is due June 29, 2008 (the "Maturity Date"). We paid interest on the principal amount of the June Note at a rate per annum equal to the "prime rate" published in The Wall Street Journal, plus three percent, payable monthly in arrears, commencing on July 1, 2005 and we will pay such interest on the first business day of each consecutive calendar month thereafter. The interest rate is subject to adjustment at the end of each month until the Maturity Date, as provided in the June Note.

         Also on June 29, 2005, in connection with the financing transaction, we issued to Laurus (i) a warrant to purchase up to 2,625,000 shares of our common stock at an exercise price equal to $0.90 for the first 1,312,500 shares acquired thereunder and an exercise price equal to $0.98 for any additional shares acquired thereunder, and (ii) an option to purchase up to 1,054,914 shares of our common stock at an exercise price equal to $0.0001 per share. Laurus exercised this option for 1,051,610 shares on June 30, 2005.

         To secure the payment obligations arising under, out of or in connection with the June Purchase Agreement or the other agreements entered in connection with the financing, we entered a Master Security Agreement pursuant to which we assigned and granted to Laurus a security interest in all of our assets. We, among other things, agreed to keep all of the collateral free of additional liens in excess of $50,000 or as necessary for taxes or government charges, not to sell any of the collateral without the prior written consent of Laurus, and keep all collateral insured in Laurus' name.

         We agreed to file this Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the shares underlying the June Note, warrant, and option within 45 days of the closing of the June Note, and to have this Registration Statement declared effective within 120 days such closing. We initially filed this Registration Statement on August 12, 2005. On November 21, 2005, we agreed with Laurus to extend our obligation such that this Registration Statement must be declared effective by the Securities and Exchange Commission by February 14, 2006. If we fail to have this Registration Statement declared effective by February 14, 2006, we shall pay a penalty to the holder of the June Note an amount equal to approximately $1,000 per day until this Registration Statement is declared effective.

(10) Common Stock

The Company has 100,000,000 shares of common stock authorized and 22,861,832 shares issued and outstanding as of December 31, 2005. The Company does not have any equity incentive plans or other stock based compensation plans. There are no outstanding warrants for the purchase of common stock.

(11) Income Taxes

A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

                                                              Year Ended
                                                             December 31,
                                                         2005           2004
                                                       --------       --------

U.S. statutory rate applied to
   income from continuing operations
   before taxes                                              35%            35%
                                                       --------       --------
Differential arising from:
   Foreign operations                                        (5%)           (5%)
   Other Permanent Differences                                              --
   Utilization of Net Operating
   Loss Carryforwards                                       (30%)          (30%)

Effective Rate                                              --%            --%
                                                       ========       ========

Foreign operations comprised substantially all operations for fiscal 2005 and 2004. The provision (benefit) from income taxes shown in the consolidated statements of operations consists of the following:

                                                     Year Ended
                                                    December 31,
                                         2005            2004
                                      ----------      ----------

       Current Provision
       Federal                        $       --
       Foreign                                --      $       --
       State                                  --              --
                                      ----------      ----------

       Total                          $       --      $       --
                                      ----------      ----------

       Deferred Provision
       Federal                        $       --
       Foreign                                --      $   (3,000)
       State                                  --              --
       Total                                  --      $   (3,000)
                                      ----------      ----------
       Grand Total                            --      $   (3,000)
                                      ==========      ==========

Deferred Income taxes consisted of the following:

                                                            Year Ended
                                                           December 31,
                                                                2005
                                                           ------------

         Total


         Non-Current Deferred Tax Liability:
              Depreciation and Amortization                $    (55,000)
                                                           ============

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

(12) Retirement Plans

The Company has defined contribution plans covering certain employees. The Company's annual contribution to the defined contribution plans is based on the matching of employee minimum contributions up to 2% of annual salary and amounted to $80,000 for the year ended December 31, 2005 and $82,000 for the year ended December 31, 2004

(13) Accounts Payable

The breakdown of the accounts payable as at December 31, 2005 is:

                     Metal Suppliers               $3,756,000
                     Sub Contractors               $  411,000
                     Toolmakers                    $  297,000
                     Transport                     $  206,000
                     Others                        $1,356,000
                                                   ----------

                     Total                         $6,026,000
                                                   ==========
(14) Subsequent Event (Unaudited)

      On May 4, 2006 each independent director, including Brian Alleman, Keith Broome and John Sanderson received 20,000 shares of our common stock pursuant to each such director's quarterly share issuances payable on October 1, 2005 and January 1, 2005, collectively. These shares are issuable to each such independent director in reliance on an exemption from registration under Section 4(2) of the Securities Act. Appropriate restrictive legends will be affixed to each stock certificate issued in such transactions. No broker commissions will be or have been paid on these issuances. Mr Sanderson also received a further 33,333 shares on May 4, 2006 that the company issued after Mr Sanderson resigned.

      We will also issue 177,525 shares of our common stock to our investor relations firm and 19,725 shares of common stock to a certain employee of such firm, as part of our agreement with our investor relations firm. These shares are issuable in reliance on an exemption from registration under Section 4(2) of the Securities Act. Appropriate restrictive legends will be affixed to each stock certificate issued in such transactions. No broker commissions will be or have been paid on these issuances.